Form 10-Q
period 2021-09-30
Fintech Ecosystem Development Corp.
filed 2021-12-02
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

FINTECH ECOSYSTEM DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40914	86-2438985
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

100 Springhouse Drive, Suite 204 Collegeville, PA		19426
(Address of principal executive offices)		(Zip Code)
Registrant’s
telephone
number, including area code: (610)
226-8101
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, one right, and one-half of one redeemable warrant	FEXDU	The Nasdaq Stock Market LLC
Class A Common stock, par value $0.0001 per share	FEXD	The Nasdaq Stock Market LLC
Rights included as part of the units Warrants, each whole warrant exercisable for	FEXDR	The Nasdaq Stock Market LLC
one share of Class A common stock at an exercise price of $11.50 per share	FEXDW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of December 2,
2021, 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Fintech Ecosystem Development Corp.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
FINTECH ECOSYSTEM DEVELOPMENT CORP.
BALANCE SHEET
(UNAUDITED)

September 30, 2021 ( U naudited)
ASSETS
Current assets
Cash	$491
Deferred offering costs	198,981

Total Current Asset s	199,472
Total Assets	$199,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current l iabilities
Accrued e xpenses	$114,987
Promissory note – related party	60,418

Total Liabilities	175,405
Stockholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(933)

Total Stockholders’ Equity	24,067

Total Liabilities and Stockholders’ Equity	$199,472

(1)	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these financial statements.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from March 5, 2021 (inception) through September 30, 2021
	(Unaudited)	(Unaudited)
Operating Expenses:
General & administrative expenses	$—	$933

Total operating expenses	—	933

Net loss	$—	$(933)

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of ordinary shares-basic and diluted (1)	2,500,000	2,500,000

(1)	Excludes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these condensed financial statements.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity

Balance, March 5, 2021 (inception)	—	$—	$—	$—	$—
Net los s	—	—	—	(851)	(851)
Share issuance (1)	2,875,000	288	24,712	—	25,000

Balance, March 15, 202 1	2,875,000	$288	$24,712	$(851)	$24,149

Net loss	—	—	—	(82)	(82)

Balance, June 30, 2021 (Unaudited)	2,875,000	$288	$24,712	$(933)	$24,067

Net loss	—	—	—	—	—

Balance, September 30, 2021 (Unaudited)	2,875,000	$288	$24,712	$(933)	$24,067

(1)	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these condensed financial statements.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENT OF CASH FLOW
(UNAUDITED)

For the period from March 5, 2021 (inception) through September 30, 2021 (Unaudited)
Cash flows from operating activities:
Net l oss	$(933)
Changes in operating assets and liabilities
Change in accrued expenses	847

Net cash used in operating activities	(86)
Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	25,000
Proceeds from promissory note from related party	60,418
Payment of offering costs	(84,841)

Net cash provided by financing activities	577

Net increase in cash	491
Cash, beginning of period	—
Cash, end of period	$491
Supplemental Disclosures of Noncash Financing Activities
Accrued deferred offering costs	$114,140
The accompanying notes are an integral part of these condensed financial statements.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Fintech Ecosystem Development Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on March 5, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more
related or unrelated operating entities operating in any sector (“Business Combination”).
Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the financial technology development industry
.
On September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering” or “IPO) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
The Company’s sponsor is Revofast LLC, a Wyoming limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 18, 2021, and on October 21, 2021. On October 21, 2021, the Company
consummated its Initial Public Offering of
11,500,000
units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at
$10.00
per Unit, generating gross proceeds of
$115,000,000,
and incurring offering costs of $6,061368, of which $3,737,500 was for deferred underwriting commissions (see Note 6). In addition, the Company granted the underwriter a
45-day
option to purchase an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 3,900,250 warrants (the “Private Placement Warrants”) to the Sponsor, for $
1.00 per Private Placement Warrant, generating total gross proceeds of $3,900,250 (the “Private Place”) (see Note 4).
Following the closing of the Initial Public Offering on October 21, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity
of 185
days

or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraph (d) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s Stockholders, as described below.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Class A Common Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Class A Common Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their Class A Common Shares for a pro-rata
portion of the amount then in the Trust Account (initially $10.10 per share, plus any
pro-rata
interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Class A Common Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below
$5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.
If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Sponsor has agreed (a) to vote its Class B Common Stock, the Class A Common Shares underlying the Private Placement Warrants and any Class A Common Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business
Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Class A Common Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B Common Stock) and into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business
Combination activity and (d) that the Class B Common Stock and Private Placement Warrants (including underlying Class A Common Shares) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Class A Common Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.
The Company will have until 12 months (or 15 or 18 months, depending on whether we elect to extend the initial 12-month term for up to two additional three-month terms) from the effective date of the registration statement to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Class A Common Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Class A Common Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Class A Common Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the

Proposed Offering
 price per Unit ($10.00).

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Sponsor
has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the
 Proposed Offering
 against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses
,
or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest
or
claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of September 30, 2021, and prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.
The Company has since completed its Initial Public Offering in October 2021 as described above and had approximately $801,000 of working capital immediately after the offering.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, no amounts were outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Basis of presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form
8-K,
as filed with the SEC on November 5, 2021.
In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021, and its results of operations and cash flows for the period from March 5, 2021 (inception) to September 30, 2021.
Emerging growth company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act’’), and it may take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Making estimates
requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had no cash equivalents on September 30, 2021.
Deferred offering costs
Deferred offering costs consist of legal, accounting, underwriting fees, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and charged to stockholder’s equity upon the completion of the Initial Public Offering. If the Initial Public Offering were unsuccessful, these deferred costs and additional expenses incurred would have been charged to operations.
Income taxes
The Company complies with the accounting and reporting requirements of A.S.C. Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
A.S.C. Topic 740
prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no
unrecognized tax benefits and

no
amounts accrued for interest and penalties as of May 20, 2021. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.
The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company has been subject to income tax examinations by major taxing authorities since its inception.
The provision for income taxes was deemed de minimis for the period from March 5, 2021 (inception) to September 30, 2021.
Net loss per common share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the underwriters’ over-allotment option is not exercised by the underwriters (see Note 8). In addition, on September 30, 2021, the Company did not
have any dilutive securities and other contracts that could potentially be exercised or converted into shares of common stock and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of
$250,000.
On September 30, 2021, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Derivative financial instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recent accounting standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions required for equity-linked contracts to qualify for scope exception. In addition, it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact that ASU 2020-06 would have on its financial position, results of operations, or cash flows.
Outside of the above, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Subsequent to September 30, 2021, on October 21, 2021, the Company consummated its Initial Public Offering of
 10,000,000 Units at $10.00
per Unit, generating gross proceeds of $100,000,000. Simultaneously, the underwriters exercised over-allotments, purchasing 1,500,000 additional Units, generating gross proceeds of $15,000,000.
Each Unit consists of one share of Class A Common Stock,
one-half
of one Public Warrant, and one Public Right. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (see Note 7). Each Public Right entitles the holder to receive one-tenth
of one share of Class A Common Stock upon completion of a Business Combination (see Note 8).
The Company incurred
offering costs related to the Initial Public Offering of $6,061,368, of which $1,437,500 was for underwriting fees, $3,737,500 was for deferred underwriting commissions, and $886,368 was for other offering costs.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 3,900,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($3,900,250 in the aggregate)
.
 The excess of the proceeds over the fair value of the Private Placement Warrants has been recognized as a capital contribution from the Sponsor.
Each Private Placement Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the
Proposed Offering
 held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Class A Common Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Class B Common Stock
On March 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash.
 In addition, such Founder Shares includes an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming our Sponsor and initial stockholders do not purchase any Class A Common Shares in the Proposed Offering and excluding the Private Placement Warrants and underlying securities).
On March 27, 2021, the
 Sponsor sold 15,000 Founder Shares to the Chief Financial Officer,

Jenny Junkeer, and 10,000 Founder Shares to each of the Company’s three independent directors, Michael Tomczyk, Robin Meister
,
and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which the Sponsor purchased such Founder Shares from the Company.
Thus, after
 giving effect to the issuance of Founder Shares, our Sponsor and initial stockholders will
collectively own approximately 20% of the outstanding common stock following the offering
,
assuming they do not purchase any units in
 this offering or the public market.
Additionally, as consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received 50,000 shares of Class B Common Stock from our Sponsor at a price of

$0.009 per share.
 The Founder Shares held by the independent directors and financial advisor are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to 50% of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing after a Business Combination, with respect to the remaining 50% of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.
Promissory Note
On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000
,
of which $60,418

was outstanding under the promissory Note as of September 30, 2021. The Note is non-interest
bearing and was payable on the earlier of (i) September 30, 2021, or (ii) the consummation of the Proposed Offering.
On November 3, 2021, the Company amended and restated the maturity date of the Promissory Note as follows: fifty percent (50%) of all amounts outstanding under the Note shall be payable by the Company on November 18, 2021, and the balance of all amounts outstanding under the Note shall be payable by the Company on December 18, 2021.
Administrative services agreement
The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are
 first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $5,000 per month for these services.
Related party loans
To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to
$1,500,000 of notes may be converted upon consummation of a Business Combination into warrants (“Working Capital Warrants”) at a price of $1.50 per Working Capital Warrant. The Working Capital Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration rights
The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Proposed Public Offering. The majority of these security
holders are entitled to make up
to
two
 demands that the Company registers such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year
period beginning on the effective date of the Proposed Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months
prior to the date on which these Common Stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year
period beginning on the effective date of the Proposed Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering, and the underwriters and/ or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Proposed Public
Offering.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Underwriting agreement
The Company will grant the underwriters a
45-day
option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
The underwriters will be entitled to a cash underwriting discount of one and one-quarter
percent (1.25%) of the gross proceeds of the Initial Public Offering or $1,437,500 as the underwriters’ over-allotment was exercised in full. In addition, the underwriters are entitled to a deferred fee of three and one-quarter
percent (3.25%) of the gross proceeds of the Initial Public Offering, or $3,737,500 as the underwriters’
 over-allotment
was exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
Right of First Refusal
For a period beginning on the closing of
this
offering and ending on the earlier of the twelve (
12
) month anniversary of the closing of a Business Combination or the three year anniversary of the effective date of the registration statement,
we have granted EF Hutton a right of first refusal to act as lead-left book-running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
Warrant Liability
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. The Public Warrants will become exercisable on the date that is 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable
,
and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a Public Warrant unless Class A common stock issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Public
Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $11.50 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the
10-trading
day period starting on the trading day after to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the
higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price
.
The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations
,
and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders
.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and the number of shares of Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a stock dividend or recapitalization, reorganization, merger, or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until
 30
days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except as set forth above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounted for the 9,650,250
warrants issued in connection with the Initial Public Offering (including 5,750,000 Public Warrants and 3,900,250 Private Placement Warrants as the underwriters’ over-allotment option was exercised and assuming no extension warrants or working capital warrants are issued) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than
70%
 of the consideration receivable by the holders of the Class A Common Stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the Warrant Price shall be reduced by an amount (in dollars) equal to the difference of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume-weighted average price of the common stock as reported during the ten-trading
day period ending on the trading day prior to the effective date of the Business
Combination.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company believes that the adjustments to the exercise price of the warrants are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon closing the Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value, and the warrants will be estimated using a valuation model prepared by an outside valuation firm. The valuation model uses inputs such as assumed share prices, volatility, discount factors, and other assumptions and may not reflect the price at which they can be settled. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Forward Purchase Agreement
On July 16, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Caltech Trading Corp., an anchor investor. Pursuant to the Forward Purchase Agreement, Caltech Trading Corp. will agree to purchase a minimum of 8,000,000 units and a maximum of 9,000,000 units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Class A common stock (a “Forward Purchase Share”), one right to receive one-tenth
(1/10) of one share of its Class A common stock (a “Forward Purchase Right”) and one-half
of one warrant to purchase one share of Class A common stock (a “Forward Purchase Warrant”), at a price of $10.00 per Forward Purchase Unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million. The shares of Class A common stock to be issued under the Forward Purchase Agreement will have no redemption rights and no right to liquidating distributions from the Trust Account. The Forward Purchase Shares, the Forward Purchase Rights, and Forward Purchase Warrants will be identical to the shares of Class A Common Stock, the Public Rights, and the Public Warrants, respectively, included in the Public Units to be sold in the Proposed Offering. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination. The Forward Purchase Shares, Forward Purchase Rights and Forward Purchase Warrants (and the shares of Class A common stock underlying such securities) are subject to registration rights. Caltech’s Trading commitment under the Forward Purchase Agreement is subject to customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The obligations of Caltech Trading under the Forward Purchase Agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by the Company.
The Company will account for the Forward Purchase Agreement in accordance with the guidance in ASC
815-40
and
expects to account for such agreement as a derivative liability. The liability is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the statement of operations.
NOTE 8. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.
On
September 30, 2021, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue

200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share.
On
September 30, 2021, there w
as
no
 Class A Common Stock issued and
outstanding.

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Class B Common Stock
The Company
is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share.
On
September 30, 2021, there
were 2,875,000 shares of Class B Common Stock issued and outstanding
, of which 375,000 shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full so that the initial stockholders will own 20% of the issued and outstanding shares after the Proposed Offering (assuming the initial stockholders do not purchase any Class A Common Shares in the Proposed Offering).
Public Rights
Each holder of a Public Right
will be
 entitled to receive
one-tenth (1/10)
of

one share of Class A Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon the exchange of the Public Rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A Common Stock will receive in the transaction on an as-converted
into Class A Common Stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
NOTE 9. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the date on which the financial statements were issued. Based upon this review, the Company identified the following subsequent events:
•
On October 21, 2021, the Company consummated its initial public offering (the “IPO”) of 11,500,000 units (the “Units”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value of $0.0001 per share (“Class A Common Stock”), one right of the Company (a “Right”)
and one-half of
one redeemable warrant of the Company (a “Warrant”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

•
Substantially concurrently with the closing of the IPO, the Company completed the sale, in a private placement, of 3,900,250 warrants (the “Private Placement Warrants”), to the Company’s sponsor, Revofast LLC, at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the trust account referred to in Item 8.01. The Private Placement Warrants will not be transferable, assignable
,
or salable until 30 days after the Company’s initial business combination and will have certain registration rights.

•
A total of $116,150,000, comprised of $113,226,600 of proceeds from the IPO and $2,923,400 of proceeds from the sale of the Private Placement Warrants, which amount includes $3,737,500 of the underwriters’ deferred discount, was placed in a U.S.-based trust account.

•	On October 25, 2021, $976,850 was deposited to the Company’s operating account from Loeb & Loeb LLP Escrow Account.

•	On October 27, 2021, $65,740 of the Promissory Note was repaid to the Sponsor.

•
On November 3, 2021, the “Company amended and restated, effective as of September 30, 2021, its Promissory Note (the “Note”), dated March 8, 2021, in the principal amount up to $400,000 to the Company’s sponsor, Revofast LLC (the “Sponsor”), pursuant to which the Maturity Date of the Note is amended as follows: fifty percent (50%) of all amounts outstanding under the Note shall be payable by the Company on November 18, 2021
,
and the balance of all amounts outstanding under the Note shall be payable by the Company on December 18, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we,” “us,” “company,” or “our company” are to Fintech Ecosystem Development Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements, and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes
forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking
statements on our current expectations and projections about future events. These forward-looking
statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking
statements. In some cases, you can identify
forward-looking
statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, our capital stock, debt, or a combination of cash, stock and debt. For additional detail regarding our initial public offering and related transactions, see “Note 1- Description Of Organization And Business Operations.”
The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of investors in this offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock, rights, and/or warrants. Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions, and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of September 30, 2021, we had an accumulated deficit of $933. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments
Initial Public Offering
On October 21, 2021, Fintech Ecosystem Development Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 11,500,000 units (the “Units”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value of $0.0001 per share (“Class A Common Stock”), one right of the Company (a “Right”)
and one-half of
one redeemable warrant of the Company (a “Warrant”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.
Substantially concurrently with the closing of the IPO, the Company completed the sale, in a private placement, of 3,900,250 warrants (the “Private Placement Warrants”), to the Company’s sponsor, Revofast LLC, at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the trust account referred to in Item 8.01. The Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the Company’s initial business combination and will have certain registration rights.
Liquidity and Capital Resources
As of September 30, 2021, and prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.
The Company has since completed its Initial Public Offering in October 2021 as described above and had approximately $801,000 of working capital immediately after the offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, no amounts were outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.
For the three months ended September 30, 2021, we had no operating activities during the period.
From March 5, 2021 (inception) to September 30, 2021, we had a net loss of $933, which was primarily driven by business incorporation costs.
Related Party Transactions
Please refer to Note 5, Related Party Transactions, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form
10-Q.
The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Recent Accounting Standards
Please refer to Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that the PCAOB may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective during the period covered by this report.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 3,900,250 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the Trust Account.
In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of September 30, 2021, the loan balance was approximately $60,418.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: December 2, 2021	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer