Form 10-K
period 2021-12-31
Fintech Ecosystem Development Corp.
filed 2022-03-28
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40914

FINTECH ECOSYSTEM DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2438985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Springhouse Drive, Suite 204 Collegeville, PA 19426 (610) 226-8101	19426
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area
code: 909-843-6518
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one right and one-half of one redeemable warrant	FEXDU	The Nasdaq Stock Market LLC

Class A common stock, par value $0.0001 per share	FEXD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FEXDW	The Nasdaq Stock Market LLC
Rights included as part of the units	FEXDR	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check
mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes
  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Note
 – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒
No  ☐
The Registrant’s Units began trading on the Nasdaq Global Market on October 19, 2021, and the Registrant’s shares of Class A common stock and public warrants included in the units began separate trading on the Nasdaq Global Market on January 11, 2022. As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s shares of Class A common stock were not publicly traded. Accordingly, there was no market value for the Registrant’s Class A common stock on such date.

As of March
25
, 2022, there were 11,557,500 Class A ordinary shares, $.0001 par value, and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None

FINTECH ECOSYSTEM DEVELOPMENT CORP.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive
means of identifying forward-looking statements as denoted in this Annual Report on Form
10-K.
Additionally, statements concerning future matters are forward-looking statements.
Although forward-looking statements in this Annual Report on Form
10-K
reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form
10-K.
We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330.
We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form
10-K,
except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form
10-K,
which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I
Item 1. Business.
Business Overview
Our Company
We are a newly organized blank check company incorporated on March 5, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf initiated any substantive discussions, directly or indirectly, with any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. While we may pursue an acquisition opportunity in any industry, sector, or geography, we intend to focus on the financial technology (“FinTech”) sector in South Asia.
Our goal is to identify and engage in a business combination with a business that has developed or is developing technology that addresses the needs of communities and businesses that require new ways to store and transfer money within developing countries and across international borders. We believe our management team is well positioned to seize this opportunity. We have a strong background in developing, launching and managing financial applications, with special expertise in mobile money platforms in emerging economies. Our team has helped develop
e-wallet
and digital payment solutions, an online payment gateway, and mobile loyalty applications. We are also assisting banks in the transition from traditional banking systems to digital money services.
One of the challenges facing emerging economies today is how to bring basic financial services to entire populations of adults residing in countries who lack access to such services. Without access to the financial system, unbanked communities generally do not have access to credit, savings or insurance. However, the proliferation of smartphones and greater access to mobile networks creates an opportunity for businesses to supply unbanked mobile customers with access to mobile banking services using emerging technologies that reduce money transfer costs and processing delays.
Globally, about 1.7 billion adults remain without access to a bank account, according to the 2017 “Global Findex,” published every three years by the World Bank. According to a 2020 BNP Paribas report, South Asia has one of the largest unbanked populations in the world, with 11% of adults in India, 6% of adults in Pakistan, 6% adults in Indonesia, and 3% of adults in Bangladesh without access to any traditional financial services, including savings accounts, credit cards or personal checks. South Asia, where our team has significant operational and investment experience, represents the second largest region in the world for mobile payments, with over 40 million people who have access to mobile money accounts, as described in the Global Findex.
We believe that there are a significant number of target companies globally that could become attractive public companies in our area of focus, and we will seek to capitalize on the extensive operational and investment experience of our sponsor and identify companies that we believe are attractively valued and have significant growth prospects with the potential to generate robust value for our stockholders.
Our Management Team
Our management team is led by Dr. Saiful Khandaker, D.M., our Chief Executive Officer and director, and Jenny Junkeer, our Chief Financial Officer, who will both be supported by our non-executive
directors.

Dr. Saiful Khandaker
Dr. Khandaker was the Group Chief Executive Officer and Founder of FAMA Holdings, Inc., a global developer of FinTech platforms, applications and services established in 2009. FAMA is based in the U.S. with offices in the U.K., India, Bangladesh and Zambia.
Dr. Khandaker also led the development of the FAMACASH
™
network, a global FinTech ecosystem that is integrating blockchain, artificial intelligence and cloud computing technologies to provide fast, affordable mobile money services in under-served countries such as Bangladesh. To implement the FAMACASH network, Dr. Khandaker has negotiated partnerships and joint ventures with financial service providers and technology leaders in many countries, including a joint venture with Sonali Bank, the national bank of Bangladesh. This joint venture provides a mobile wallet called SonaliPay
™
that enables Bangladeshi diaspora workers to use smartphones and laptops to send money to Bangladesh. Dr. Khandaker has also led the development of a stablecoin product called REMIT
™
to facilitate cross-border money transfers, as well as a cross-border
e-wallet
called AfriPay
™
to help Africans working overseas, and a
neo-bank
for Muslim workers called Tohura
™
.
Before founding FAMA, Dr. Khandaker spent more than two decades leading the development of software solutions for Fortune 100 companies as well as startups. He designed the architecture and managed networks that provided airline flight scheduling for Delta Airlines, cellular billing applications for AT&T and BellSouth, and network management software for Cox Communications; and established and managed GE’s outsourcing operation in Bangladesh. He also helped numerous clients modernize their FinTech services as Chief Technology Officer at Mi3. Since 2018 he has served as President of the U.S.-Bangladesh Technology Association of North America.
Dr. Khandaker has received numerous industry awards including a top innovation award from the Wireless Technology Forum, a top 40 software company award from the Technology Association of Georgia, and the National FinTech Award in Bangladesh. He has conducted seminars and workshops on cross-border payments and Blockchain systems for bank executives and regulators and senior decision makers across industries. He holds a Doctor of Management degree in Organizational Leadership from University of Phoenix, a Master of Science degree in Technology Management from Mercer University, Stetson School of Business and Economics, and a Bachelor of Science degree in Computer Information Systems from DeVry University.
Jenny Junkeer
Jenny Junkeer is a Chartered Accountant with over 17 years’ experience in financial management and consulting. As CEO of Junkeer New Era Consulting, she leads a team of consultants specializing in helping companies launch and optimize business operations in fast-changing industries. Her clients range from small and medium enterprises to large multi-nationals. As a senior level consultant in business acceleration, Jenny has extensive experience helping organizations scale their operations to maximize value. Jenny is an Adjunct Association Professor at Deakin University in Melbourne, Australia, a Board Member of the Global Health Initiative Foundation, and Director of Implementation at ConnectCV. She holds a Bachelor of Commerce Degree (Honors) from Monash University.
Non-Executive
Directors
Mubasshir Karim
Along with Saiful Khandaker, Mubasshir Karim will serve as one of our two non-independent
directors. Mr. Karim is the Director of Operations at FAMA and has managed global cross-functional teams in the UK, India, Bangladesh, and Zambia for technical development, sales, marketing, and customer support functions. Mubasshir is experienced with third-party application programing interface integrations, the development of blockchain cross-border payment systems, and the development of identity management solutions. He is a certified project management professional, has a Bachelor of Science degree in Computer Science from Wichita State University, and is pursuing an Executive Master of Business Administration from Ohio University.
Michael S. Tomczyk
Michael S. Tomczyk will serve as one of our three independent directors. He is an authority on best practices and strategies for managing emerging technologies and applications. For 18 years he led innovation initiatives at the prestigious Wharton School at the University of Pennsylvania as Managing Director of the Mack Institute for Innovation Management, Mack Center for Technological Innovation and Emerging Technologies Research

Program. He also served as Innovator in Residence at Villanova University and was a member of the Advanced Computing committee at Temple University. For ten years he was a member of the Translational Medicine Committee at the University of Pennsylvania Medical School. His degrees include an Masters of Business Administration from UCLA, a Masters in Environmental Studies from the University of Pennsylvania, and a BA in literature and journalism from the University of Wisconsin-Oshkosh. He was a captain in the United States Army, where he was awarded the Bronze Star.
Robin Meister
Robin Meister will also serve as one of our three independent directors. Ms. Meister is a seasoned C-Suite executive with extensive expertise in global financial services, risk management and regulation. Robin understands the regulatory challenges and opportunities facing the financial services industry, with special expertise helping businesses to navigate complex regulatory challenges. She has extensive experience in international sanctions, regulatory regimes, and money laundering safeguards. She spent over 20 years in senior management positions at BNP Paribas, and prior to her retirement, was the Head of U.S. Regulatory Affairs for the global asset management division. Her wide-ranging experience includes managing compliance, risk, and legal functions in the United States, Asia-Pacific and European Union. Robin has served as a director on the boards of global asset management companies as well as public and private funds. She was recently appointed to the board of a dedicated multi-strategy family of funds for California based government pension plans. She is experienced in managing critical issues facing the governance, audit, and risk committees of boards of directors. She began her career as a futures trader and currently teaches financial services regulation to law students as an adjunct faculty member of New York Law School. Robin earned a Juris Doctor degree from New York Law School, a BS in Finance and BA in Economics from State University of New York.
Lynn Perkins
Lynn Perkins will serve alongside Michael Tomczyk and Robin Meister as an independent director. Ms. Perkins is an accomplished senior executive with extensive experience as a chief financial officer, chief operating officer and chief administrative officer at major asset management businesses and global investment banks. Her expertise includes growth management, strategic planning and modeling, organizational development, and management of financial systems and processes. For seven years she served as Chief Financial Officer/Senior Vice President at First Eagle Investment Management, based in New York. Previously she was Managing Director, Global Chief Operating Officer, Asset Management Distribution and Marketing at Credit Suisse (New York), and Founding Partner and Chief Administrative Officer at Perella Weinberg Partners. For 20 years she held a variety of senior management positions at Morgan Stanley, including Chief Operating Officer, Investment Banking Division and Head of Institutional Liquidity Sales. As a business leader, Lynn is known for her integrity, work ethic and empathy. She-holds a BA in Accounting and Economics from the University of North Carolina. She is a Board Member at CMC Berkshires and Brighter Watts.
The past performance of the members of our management team is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. None of our officers and directors has experience with special purpose acquisition companies
We believe our ability to complete an initial business combination will be enhanced by our having entered into a forward purchase agreement with Caltech Trading Corp., which we refer to as our anchor investor. Founded in 2003, Caltech Trading is a New Jersey corporation engaged in commodities trading across a number of sectors, including the industrial, agricultural, metal and mineral, petroleum, and chemical sectors. Pursuant to the forward purchase agreement, our anchor investor has agreed to purchase from us a minimum of 8,000,000 and a maximum of 9,000,000 forward purchase units, with each forward purchase unit consisting of one Class A common share, or a forward purchase share, one right to purchase one-tenth
of one Class A common share, or a forward purchase right, and one-half
of one warrant to purchase one Class A common share, or a forward purchase warrant, for $10.00 per unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million, in a private placement that will close concurrently with the closing of our initial business combination. Caltech Trading’s commitment under the forward purchase agreement is subject to customary closing conditions described in “
Description of Securities—Forward Purchase Units,
” including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units. The forward purchase shares, the forward purchase rights and forward purchase warrants will be identical to the Class A common shares, the rights and warrants, respectively, included in the units being sold in this offering, except that they will be subject to certain transfer restrictions and registration rights, as described herein. The obligations of Caltech Trading under the forward purchase agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by us. There is no assurance that Caltech Trading will comply with its obligations under the forward purchase agreement. If Caltech Trading does not comply with its obligations, it could have an adverse effect on the Company’s ability to complete an initial business combination.
In addition, Caltech Trading indicated an interest in purchasing 9.9% of the units in this offering at the initial public offering price of $10.00 per unit and we have agreed to direct the underwriters to sell to Caltech Trading up to such number of units. Because indications of interest are not binding agreements or commitments to purchase, however, Caltech Trading could have determined not to purchase any such units, or to purchase fewer units than they have indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such units to the anchor investor and to the extent our anchor investor purchases units for which it has indicated an interest in purchasing, the underwriters will not receive any upfront underwriting discounts or commissions on that portion of the units purchased by our anchor investor, but will receive deferred underwriting commissions with respect to such units. On October 20, 2021, the Company announced that Caltech Trading informed our sponsor that it has elected not to purchase any units in this offering.
In 2014, Caltech International Trading Corporation (“Caltech International”), which is a former affiliate of Caltech Trading Corp., our anchor investor and the purchaser under the forward purchase agreement with us, was involved in a commercial dispute. The dispute also involved certain executives of Caltech International, including Mohammed S. Rahman, who was then the President of Caltech International and is currently the Chief Executive Officer of our anchor investor. The dispute resulted in a litigation claiming that Caltech International and certain of its affiliates had breached certain contracts and engaged in fraud relating to transactions in which Caltech International borrowed money from third party investors. The court entered judgment against Caltech International for approximately $1,250,000 and against the executive defendants, including Mr. Rahman, for approximately $600,000. Mr. Rahman and the other executive defendants subsequently filed for personal bankruptcy, and the judgment against the executive defendants, including Mr. Rahman, was discharged in that bankruptcy.
Business Strategy
Our goal is to identify and engage in a business combination with a business that has developed or is developing technology that addresses the needs of the communities and businesses that require new ways to store and transfer money within developing countries and across international borders.
Merging With a Successful FinTech Company Ready to Expand in Developing Markets.
To achieve our goal, we plan to identify high-growth global FinTech acquisition targets primarily operating in South Asia with a high volume of customers and growing demand. We believe there are several FinTech companies poised to become multi-billion dollar enterprises by leveraging emerging technologies and expanding into developing markets.
We believe our experience in the FinTech sector will help us identify potential targets that have a strong foundation that can be expanded into the global marketplace with a diverse portfolio of products and services for consumers and businesses in the United States, Europe, Africa, Asia and Latin America.
Applying Our Marketing and Management Experience.
Our team includes experienced professionals with experience in FinTech, banking, technology, regulatory affairs, and international business development and marketing.
We believe the experience of our management team can help transition and expand target businesses into a global financial services platform. Our management team has experience developing and leading global FinTech companies that launched mobile payment products in the United States, Europe, Africa and South Asia. Our team has helped develop platforms applications and services for cross-border payments, mobile lifestyle products, digital banking products, bill payments, online payment gateways, interchangeable and multicurrency systems.

Our team also maintains a robust network in the FinTech sector, including successful high growth companies in India, Bangladesh, Vietnam, Indonesia, Singapore, Malaysia as well as FinTech companies in Europe and the United States. We believe these contacts and partners will help facilitate sourcing of potential business combination targets.
Leveraging Emerging Technologies.
We believe there are opportunities to leverage emerging technologies such as blockchain, cryptocurrencies and decentralized finance, as well as artificial intelligence (AI), machine learning, deep learning and cloud computing, to reduce costs and processing time, create real time settlements, and improve the money delivery process.
Our team has experience in the design and development of digital payment products, payment gateways, ACH systems, cybersecurity, scalable architecture, blockchain, and AI. We also believe we will benefit from leveraging a broad network of contacts and corporate relationships in the software development markets of India, Bangladesh, Lithuania, Ukraine, Latvia, and the United States. We have extensive experience in international marketing and business development from both our management team and through our network of consultants and advisors.
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important to evaluate prospective business targets. We expect to evaluate acquisition opportunities and acquire a target FinTech company that has the following characteristics:

•	Organizational Vision . We will seek partners that have quantifiable track records of developing innovative FinTech solutions for the world’s unbanked populations.

•
An Innovation Culture
.
We will seek out businesses that have demonstrated a talent for inventing, adopting and/or deploying new technologies to meet the growing financial needs of emerging markets and would benefit from our management’s extensive network and experience to drive improved financial performance.

•
Middle-Market Growth Business.
We will seek to acquire one or more middle-market growth businesses (generally considered a business or businesses with total enterprise values ranging between $200,000,000 and $1,000,000,000), which have demonstrated predictable revenue streams and definable low working capital and capital expenditure requirements. We believe there are a substantial number of potential target businesses meeting these criteria with the potential to generate strong, stable and increasing free cash flows to enhance shareholder value.

•
Businesses that are Strategically Significant to the South Asian Markets.
We will seek to acquire businesses that are strategically significant in South Asian FinTech markets, where our management team has extensive experience.

•
Business with Revenue and Earnings Growth Potential.
We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of existing and new product development, increased production capacity, expense reduction and synergistic follow-on
acquisitions resulting in increased operating leverage.

•
Benefit from Being a Public Company.
We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that is associated with being a publicly traded company to meet the challenges of financing businesses in emerging markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process
We plan to identify acquisition targets using our existing FinTech network of industry influencers, insiders, partners, clients, and consultants. We will also rely on our FinTech industry experience and our understanding of countries, cultures and markets. We will qualify acquisition targets based on our acquisition criteria.
In assessing potential opportunities for an initial business combination, we expect to conduct thorough due diligence to assess a potential target’s market opportunity, competitive positioning, business model and financial profile. Our review process may include, among other things, interviews with incumbent management and employees, competitors, customers and vendors, document reviews, inspections of facilities, analyses of significant risks and opportunities, and review of other relevant information, including financial, operational and legal information made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.
Initial Business Combination
So long as we obtain and maintain a listing for our securities on the Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters fees and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We currently anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sourcing of Potential Business Combination Targets
We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, such individuals have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of such individuals in executing transactions under varying economic and financial market conditions.
In addition, members of our management team have developed contacts from serving on the boards of directors of several companies in diverse sectors, as described more fully in “
Management
.”
This network is expected to provide us with acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core
assets or divisions.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
As more fully discussed in “
Management—Conflicts of Interest
,” if any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which such officer or director has pre-existing
fiduciary or contractual obligations, such officer or director may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have fiduciary duties or contractual obligations to several entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we will offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, without an operating history, and the uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith, negatively.

Emerging Growth Company
We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, the information we provide to you may be different than you might get from other public companies in which you hold securities.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the closing of this offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule
12b-2
under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates
exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period.
Corporate Information
Our executive offices are located at 100 Springhouse Drive, Suite 204, Collegeville PA 19426, and our telephone number is
(610) 226-8101.
Item 1A. Risk Factors.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business
Combination and Post-Business Combination Risks
There are no assurances that Caltech Trading will comply with its obligations under the forward purchase agreement, which may have an adverse effect on our ability to consummate our initial business combination.
We have entered into a binding forward purchase agreement with Caltech Trading, pursuant to which Caltech Trading agreed to purchase forward purchase units for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million.
Caltech Trading had previously expressed to the Company a
non-binding
interest to purchase up to 9.9% of the units in the initial public offering. Caltech Trading elected not to purchase any units in the initial pubic offering.
In consideration of the fact that Caltech Trading elected not to purchase any units in the initial public offering, there is a risk that Caltech Trading may not comply with its obligations under the forward purchase agreement.
If Caltech Trading does not comply with its obligations under the forward purchase agreement, we will need to secure alternative financing. There can be no assurances that we will be able to find such alternative financing arrangements. If we are able to find such alternative financing arrangements, such financing may be more expensive or otherwise on terms that are less favorable to the Company than our existing forward purchase agreement with Caltech Trading. If we are unable to obtain alternative financing arrangements from other third-party sources, it may have an adverse effect on our ability to consummate our initial business combination and we would be required to dissolve and liquidate the Company if we cannot consummate an initial business combination in the time frames discussed in this prospectus.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.
The COVID-19 pandemic
has resulted in a widespread health crisis and is adversely affecting the economies and financial markets in the United States and worldwide, and could adversely affect the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating
toCOVID-19 continue
to restrict travel, continue to limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and
the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this prospectus entitled “
Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination
” for additional information.
If we seek stockholder approval of our initial business combination, our sponsor and our initial stockholders, have agreed to vote in favor of such initial business combination.
Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, who is our sole initial stockholder, has agreed to vote all shares of our common stock having voting rights that it then owns in favor of our initial business combination. Our sponsor and initial stockholders will collectively own 20% of our outstanding shares of common stock immediately following the completion of this offering (assuming our sponsor does not purchase any units in this offering). As a result, in addition to the founder shares, we could need as few as 3,750,001, or approximately 37.5%, of the 10,000,000 public shares sold in this offering to be voted in favor of a transaction (assuming all outstanding shares are voted and that the 50,000 representative shares are voted in favor of the transaction) in order to have our initial business combination approved (assuming the underwriter’s over-allotment option is not exercised).
Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its shares in accordance with the majority of the votes cast by our public stockholders.

Concentration of ownership among our sponsor and anchor investor may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common shares.
There can be no assurance that our anchor investor will acquire any units in this offering, or as to the amount of such units our anchor investor will retain, if any, prior to or upon the consummation of our initial business combination. If our anchor investor elects to purchase the full amount described in “
Principal Shareholders—Expression of Interest,
” our sponsor and our anchor investor will own collectively 27.9% of our outstanding common shares. In the event that such anchor investor purchases such units (either in this offering or after) and votes them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result, these shareholders could have substantial control over us and be able to exercise significant influence over all matters requiring shareholder approval. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our common shares because investors often perceive disadvantages in owning shares in companies with principal shareholders.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses, such that our sponsor will receive additional shares.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within 12 months (with the option to extend the initial
12-month
term for two additional three month terms, each three month extension incurring an additional $0.10 increase per public share into the trust account) from the effective date of the registration statement of which this prospectus is a part may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We must complete our initial business combination within 12 months from the effective date of the registration statement of which this prospectus is a part (with the option to extend the initial
12-month
term for two additional three month terms, each three month extension incurring an additional $0.10 increase per public share into the trust account). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If we seek stockholder approval of our initial business combination, our sponsor, officers, directors, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “
Proposed Business—Business Strategy—Tendering stock certificates in connection with a tender offer or redemption rights
.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination and (ii) our redemption of all of our public shares if we are unable to complete our business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.
We may elect to engage EF Hutton, division of Benchmark Investments, LLC (who is the representative of the underwriters of this offering) to assist us in connection with our initial business combination. The representative shares held by the representative and/or its designees of the representative will also be worthless if we do not consummate an initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of this offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under United States securities laws. However, because we will have net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $5,000,000 upon the successful completion of this offering and the sale of the private placement warrants and will file a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if this offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “
Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419
.”
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share, on our redemption, and our rights and warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.
If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) following the effective date of the registration statement, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) following the effective date of the registration statement of which this prospectus is a part, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months following the effective date of the registration statement of which this prospectus is a part; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.
If the net proceeds of the offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.
Of the net proceeds of this offering and the sale of the private placement warrants, only approximately $750,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses (excluding underwriting discounts and commissions) exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses (excluding underwriting discounts and commissions) are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on our redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cashitems and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.10 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all creditors, vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriter of this offering.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption
amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by our a creditor or a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share or (ii) other than due to the failure to obtain a waiver from a creditor or vendor waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-shareamount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under
Rule 2a-7 under
the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in
Rule 3a-1 promulgated
under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the liquidation of our trust account and our rights and warrants will expire worthless.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the General Corporation Law of the State of Delaware, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or 15th or 18th month, depending on whether we elect to extend the term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.
We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
The grant of registration rights to our initial shareholders, holders of the representative shares, and holders of our private placement warrants and forward purchase securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common shares.
Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, (i) our initial shareholders and their permitted transferees can demand that we register the Class A common shares into which founder shares are convertible, (ii) holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common shares issuable upon exercise of the private placement warrants and their permitted transferees can demand that we register the underlying Class A common shares, (iii) holders of our forward purchase securities can demand that we register the forward purchase shares and the forward purchase warrants and the underlying Class A common shares (iv) holders of warrants that may be issued upon conversion of working capital loans may demand that we register the Class A common shares issuable upon exercise of such warrants and (v) holders of the representative shares can demand that we register the representative shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common shares that is expected when the common shares owned by our initial shareholders, holders of our private placement warrants, holders of our forward purchase securities, or holders of our working capital loans or their respective permitted transferees are registered.
In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all the funds from the sale of the forward purchase units to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase units fails to close, we may lack sufficient funds to consummate our initial business combination.
In connection with the consummation of this offering, we have entered into a forward purchase agreement with Caltech Trading, pursuant to which Caltech Trading has agreed to purchase from us a minimum of 8,000,000 forward purchase units and a maximum of 9,000,000 forward purchase units, each unit consisting of one Class A common share, or a forward purchase share, one right to purchase one-tenth
(1/10) of one Class A common share, or a forward purchase right, and one-half
of one warrant to purchase one Class A common share, or a forward purchase warrant, for $10.00 per unit, for an aggregate minimum amount of $80.0 million and an aggregate maximum amount of $90.0 million in a private placement that will close concurrently with the closing of our initial business combination. Caltech Trading’s commitment under the forward purchase agreement is subject to customary closing conditions described in “
Description of Securities—Forward Purchase Units
,” including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units.
The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. If the sale of the forward purchase units does not close for any reason, we may lack sufficient funds to consummate our initial business combination.
Caltech International Trading Corporation (“Caltech International”), which is a former affiliate of Caltech Trading Corp., our anchor investor and the purchaser under the forward purchase agreement with us, was involved in a commercial dispute in 2014. The dispute also involved certain executives of Caltech International, including Mohammed S. Rahman, who was then the President of Caltech International and is currently the Chief Executive Officer of our anchor investor. The dispute resulted in a litigation claiming that Caltech International and certain of its affiliates had breached certain contracts and engaged in fraud relating to transactions in which Caltech International borrowed money from third party investors. The court entered judgment against Caltech International for approximately $1,250,000 and against the executive defendants, including Mr. Rahman, for approximately $600,000. Mr. Rahman and the other executive defendants subsequently filed for personal bankruptcy, and the judgment against the executive defendants, including Mr. Rahman, was discharged in that bankruptcy.
Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
Although we expect to focus our search for a target business in the financial technology services industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that meets all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination 12 months (or 15 or 18 months, depending on whether we elect to extend the term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.10 per share” and other risk factors herein.
We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination after 12 months (or $10.20 or $10.30, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively), our public stockholders may receive only approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the liquidation of our trust account and our rights and warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the term for up to two additional three month terms), our public stockholders may receive only approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the liquidation of our trust account and our rights and warrants will expire worthless.
We may have a limited ability to assess the management of a prospective target business which, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
We will likely only be able to complete one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from this offering and the sale of the private placement warrants will provide us with $101,000,000 (or approximately $116,150,000 if the underwriter’s over-allotment option is exercised in full) that we may use to complete our business combination.
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
We do not have a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination and increased redemption thresholds. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.
Certain agreements may be amended without stockholder approval.
Certain agreements, including the trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, executive officers and directors, the registration rights agreement among us and our sponsor, and the administrative services agreement between us and our sponsor may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not yet identified any prospective target business, and thus, cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering, the sale of the private placement warrants and the proceeds from the sale of the forward purchase units prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination after 12 months (or 15 or 18 months, depending on whether we elect to extend the term for up to two additional three month terms), our public stockholders may only receive approximately $10.10 per share (or $10.20 or $10.30 per share, depending on whether we elect to extend the initial
12-month
term to 15 months or 18 months, respectively) on the liquidation of our trust account, and our rights and warrants will expire worthless.
Our sponsor and the initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
On March 8, 2021, we issued 2,875,000 founder shares to our sponsor (up to 375,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised), at a price of $0.009 per share, for an aggregate purchase price of $25,000 in cash. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from us. Additionally, on March 11, 2021, our sponsor transferred 50,000 founder shares to ARC Capital, for financial advisory services rendered in connection with this offering. The founder shares held by our independent directors and financial advisor are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. Upon the closing of this offering, our sponsor and initial stockholders will collectively own approximately 20% of our issued and outstanding shares of common stock (assuming our sponsor does not purchase units in this offering).
Accordingly, our sponsor and the initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. If our sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase its influence.
Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only half of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the completion of our business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.01 per share for 2,500,000 shares of Class B common stock and, upon the consummation of the private placement, paid an aggregate of $3,900,250 for 3,900,250 private placement warrants that are convertible into shares of Class A common stock on a 1-to-1 basis,
or $1.00 a share for 3,900,250 shares resulting in immediate and substantial dilution.
The difference between the public offering price per share (allocating all of the unit purchase price to the common stock and none to the right and warrant included in the unit) and the pro forma net tangible book value per share of our common stock constitutes the dilution to you and the other investors in this offering. Our sponsor acquired the founder shares at a nominal price and the private placement warrants at a substantial discount and the holders of the representative shares acquired the representative shares at a nominal price, significantly contributing to this dilution. Upon the closing of this offering, and assuming no value is ascribed to the rights and warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 130.9% (or $13.09 per share, assuming no exercise of the underwriter’s over-allotment option), the difference between the pro forma net tangible book value per share of $3.09 per share and the effective initial offering price of $10.00 per unit. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.
The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We are offering our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to this offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $96,500,000, which is the amount we would have for our initial business combination in the trust account after payment of $3,500,000 of deferred underwriting commissions, assuming the underwriters’ over-allotment option is not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $7.69 per share upon consummation of our initial business combination, which would be a 23% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in this offering, assuming no value to the public warrants).

Public shares	11,550,000
Founder shares	2,500,000

Total shares	14,050,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$96,500,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.69
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Upon the closing of this offering, assuming no exercise of the underwriters’ over-allotment option, our sponsor will have invested in us an aggregate of $3,587,750, comprised of the $25,000 purchase price for the founder shares and the $3,562,750 purchase price for the private placement warrants (or $3,925,250 if the over-allotment option is exercised in full, consisting of $25,000 purchase price for the founder shares and $3,900,250 for the private placement warrants). Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,500,000 founder shares would have an aggregate implied value of $25,000,000 (or $28,750,000 if the over-allotment option is exercised in full). Even if the trading price of our common stock was as low as $1.09 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, certain members of our management team, which own interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, civil disturbances, regime changes, political upheaval, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the business combination partner will may assume the roles of executive officers and directors of our company. Such officers and directors may not be familiar with United States securities laws. If our new management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate and the world in general.
As we may acquire a business located outside of the United States as part of our initial business combination, the economic, political and social conditions, as well as government policies, of the country in which our operations would be located following our initial business combination could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Recently, the outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause our target business’ ability to succeed in the international markets to be diminished.
In the event we acquire
a non-U.S. business
as part of our initial business combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the U.S. to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE
transactions) at a price that is less than the prevailing market price of our shares at that time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount
available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of a majority of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity.
To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”).
The need for run-offinsurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of the Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “
Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination
” for additional information.
Our letter agreement with our sponsor, directors and officers may be amended without stockholder approval.
Our letter agreement with our sponsor, directors and officers contains provisions relating to transfer restrictions of our founder shares and placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidation distributions from the trust account. This letter agreement may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our founder shares for a period of one year following the date we complete our initial business combination except in certain circumstances will require the prior written consent of the underwriters). While we do not expect our board to approve an amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this agreement. Any such amendments to the letter agreement would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.
Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.10 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.10 per share.
The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We have been approved to have our units listed on Nasdaq on the date of this prospectus and our shares of Class A common stock, rights and warrants on or promptly after their date of separation. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of
300 round-lot holders.
We may not be able to meet those initial listing requirements at that time. We may not be able to meet those listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our shares of Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our placement warrants may be able to exercise such private placement warrants.
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 90th day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
Unlike many other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis,
subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
approximately 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the representative shares, private placement warrants and underlying securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units and their underlying securities issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which our sponsor and initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement and rights agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants or rights, which could limit the ability of warrant or rights holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement and rights agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement or rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement or rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement and rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement or rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder or rights holder in any such enforcement action by service upon such warrant holder’s or rights holder’s counsel in the foreign action as agent for such warrant holder or rights holder.
This choice-of-forum provision
may limit a warrant holder’s or rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants (and the forward purchase warrants) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-dayperiod commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
Our warrants, rights and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We will be issuing (i) warrants to purchase 5,000,000 shares of our Class A common stock (or up to 5,750,000 shares of Class A common stock if the underwriters’ over-allotment option is exercised in full) and (ii) rights convertible into 1,000,000 shares of our Class A common stock (or up to 1,150,000 shares of Class A common stock if the underwriters’ over-allotment option is exercised in full) as part of the units offered by this prospectus. Concurrently with the closing of this offering, our sponsor will purchase in a private placement 3,562,750 private placement warrants (or 3,900,250 if the over-allotment option is exercised in full), at a price of $1.00 per warrant, for an aggregate purchase price of $3,562,750 (or $3,900,250 if the over-allotment option is exercised in full), entitling our sponsor to receive upon conversion of such warrants 3,562,750 shares of Class A common stock. Our initial stockholders currently own an aggregate of 2,875,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis,
subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into working capital warrants, at a price of $1.50 per working capital warrants, upon consummation of our initial business combination. The working capital warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants, conversion of these rights and loan conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants, rights and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
Because each unit
contains one-half of
one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit
contains one-half of
one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of
the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our units, the size of this offering and the terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to this offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants and rights were negotiated between us and the underwriters. In determining the size of this offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of this offering, prices and terms of the units, including the Class A common stock, warrants and rights underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of this offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering price, size and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.
There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following this offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if:

•
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

•
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

•	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Due to certain provisions contained in our warrant agreement, the warrants will be treated as a derivative liability, which could cause us to recognize certain adverse changes to our financial statements from similar special purpose companies that do not have these provision.
Due to certain provisions contained in our warrant agreement, both the public warrants and the private placement warrants will be treated as a derivative liability and we will be required to record the fair value of each warrant as a liability in accordance with the guidance contained in ASC
815-40.
As a result, each quarter, we will be required to determine the fair value of each warrant and record the change on the value of the warrants from the prior quarter as a gain or a loss on our income statement, which will change the value of the liability for the warrants on our balance sheet. This accounting treatment could cause the market to react negatively to our financial performance and the obligation of a company with which we pursue our initial business combination to continue this accounting treatment could make it less likely that we will be able to consummate our initial business combination.
We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, and any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 185,000,000 (assuming that the underwriter has not exercised the underwriter’s over-allotment option) authorized but unissued shares of Class A common stock and Class B common stock available for issuance, which amount takes into account shares of common stock reserved for issuance upon exercise of outstanding warrants and the conversion of the rights, including the private warrants and rights to be issued in the private placement. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-business
combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in this offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.
We will be issuing rights to purchase 1,000,000 shares of our Class A common stock (or up to 1,150,000 shares of common stock if the underwriter’s over-allotment option is exercised in full) and warrants to purchase 5,000,000 shares of our common stock (or up to 5,750,000 shares of common stock if the underwriter’s over-allotment option is exercised in full) as part of the units offered by this prospectus and, simultaneously with the closing of this offering, we will be issuing 3,562,750 private placement warrants exercisable to purchase an aggregate of 3,562,750 shares of our Class A common stock. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these rights and warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when converted or exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
Because each unit
contains one-tenth of
one right, the units may be worth less than units of other blank check companies.
Each unit
contains one-tenth of
one right. Pursuant to the rights agreement, the rights may only be exercised for a whole number of shares, which means you must hold 10 rights in order to receive one share of common stock. We have established the components of the units in this way in order to reduce the dilutive effect of the rights upon completion of our initial business combination. While we believe this makes us a more attractive merger partner for target businesses, this unit structure may nevertheless cause our units to be worth less than if they included a right to purchase one whole share.
Risks Relating to our Sponsor and Management Team
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “
Management—Directors and Executive Officers
.”
Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination. See a description of our executive officers’ and directors’ current affiliations under the headings “
Management” and “Management—Conflicts of Interest
” below.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “
Management—Directors and Executive Officers
,” “
Management—Conflicts of Interest
” and “
Certain Relationships and Related Party Transactions
.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not currently intend to do so. We also do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “
Management—Conflicts of Interest
.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “
Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination
” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor will lose some or all of its investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
Upon the closing of this offering, our sponsor and the initial stockholders will collectively hold 2,875,000 founder shares as of the date of this prospectus (up to 375,000 of which are subject to forfeiture), for which it paid $0.009 per founder share. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from the company. Prior to our sponsor’s initial investment of $25,000, we had no assets, tangible or intangible. Moreover, as consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received from our sponsor 50,000 of our sponsor’s 2,500,000 founder shares (assuming forfeiture of 375,000 founder shares in the event the underwriter’s over-allotment option is exercised), at a price of $0.009 per share. The per-share price
of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. Our sponsor has agreed not to transfer any of its ownership interest in the founder shares (except to certain permitted transferees) until the earlier of (i) the first anniversary of the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, our sponsor and initial shareholders have entered into a letter agreement with us, pursuant to which they has agreed to waive (i) their redemption rights with respect to all shares of our common stock then owned by them in connection with the completion of our initial business combination and (ii) their rights to liquidating distributions from the trust account with respect to their founder shares and private placement warrants if we fail to complete our initial business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part (although it will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).
Our sponsor has purchased an aggregate of 3,900,250 private placement warrants (assuming the underwriter’s over-allotment option is not exercised) for a purchase price of $3,900,250, or $1.00 per warrant. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. Caltech Trading previously indicated its intention to provide financing to our sponsor in connection with our sponsor’s purchase of the private placement warrants. On October 20, 2021, the Company announced that Caltech Trading will not provide that financing to our sponsor. As a result, our sponsor expects to admit a third party institutional investor as a new member which would make a capital contribution to raise the funds required to purchase the private placement warrants. The Investor would own 95% of the equity of our sponsor and Saiful Khandaker, our Chief Executive Officer, would own 5% of the equity of our sponsor. Mr. Khandaker will remain our Chief Executive Officer and will remain the sole managing member with voting and dispositive control over our sponsor’s securities.
The founder shares and the private placement warrants will be worthless if we do not complete an initial business combination. This and other personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 12-month anniversary
(or
15-month
or
18-month
anniversary, depending on whether we elect to extend the term for up to two additional three month terms) of the effective date of the registration statement of which this prospectus is a part nears, which is the deadline for our completion of an initial business combination.
Since our sponsor and officers will not be eligible to be reimbursed for their out-of-pocket expenses
if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred in connection with activities on our behalf; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
General Risk Factors
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated company under the laws of Delaware with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by our sponsor, our founders and our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our founding team, our management team or their affiliates is presented for informational purposes only. Any past experience of and performance by our founding team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our founding team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
We are an emerging growth company within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the closing of this offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in
Rule 12b-2 under
the Exchange Act, which would occur if the market value of our common stock held by non-affiliates
exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.00 billion in non-convertible debt
securities during the prior three-year period.
We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company,” can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $612,750 in cash and a working capital of $519,936, respectively. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this prospectus titled
 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
 We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 100 Springhouse Drive, Suite 204, Collegeville, PA 19426. Our telephone number is
(610) 226-8101.
The cost for this space is included in the $5,000 per month fee that we will pay to our sponsor for office space, utilities, secretarial and administrative services. We believe that the amount we will pay under the administrative services agreement is comparable to the cost of similar services that we could obtain from unaffiliated persons. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.
There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Units, shares of Class A common stock, rights and warrants are each traded on the Nasdaq Global Market under the symbol “FEXDU”, “FEXD,” “FEXDR,” and “FEXDW,” respectively. Our Units commenced public trading on October 19, 2021. Our shares of Class A common stock and warrants began separate trading on January 11, 2022.
Transfer Agent
The transfer agent for the common stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 1 State St 30th floor, New York, NY 10004, and its telephone number is (212) 509-4000.
Dividend Policy
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future, except if we increase the size of the offering, in which case we will effect a stock dividend or other appropriate mechanism immediately prior to the consummation of the offering in an amount as to maintain the ownership of our sponsor prior to this offering at 20% of our issued and outstanding shares of common stock upon the consummation of this offering. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Recent Sales of Unregistered Securities
Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 3,900,250 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the Trust Account.
In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of December 31, 2021, the loan balance was approximately $0.
Item 6. Selected Financial Data.
RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we,” “us,” “company” or “our company” are to Fintech Ecosystem Development Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on FORM
10-K
includes
forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-
looking statements on our current expectations and projections about future events. These forward-looking
statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking
statements. In some cases, you can identify
forward-looking
statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. For additional detail regarding our initial public offering and related transactions, see “Note 1- Description Of Organization And Business Operations.”
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

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock, rights and/or warrants. Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

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

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had an accumulated deficit of $9,652,677. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
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
Substantially concurrently with the closing of the IPO, the Company completed the sale, in a private placement, of 3,900,250 warrants (the “Private Placement Warrants”), to the Company’s sponsor, Revofast LLC, at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the trust account referred to in Item 8.01. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the Company’s initial business combination, and will have certain registration rights.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $612,750 in its operating bank account, $116,152,113 in its trust account, and working capital of approximately $519,936.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.
Based on the foregoing, management does not believe that we will have sufficient working capital to meet its needs through the earlier of the consummation of an initial business combination or one year from this Report. Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. The factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that result from our inability to continue as a going concern.
There is no assurance that our plans to consummate an initial business combination will be successful by October 21, 2022 (or by April 21, 2023 if we extend the period of time to consummate a business combination by the full amount of time). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of December 31, 2021, we did not have any
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
For the period from March 5, 2021 (inception) to December 31, 2021, we had net loss of $1,882,603, which consisted of $102,600 offering costs associated with derivative warrant liabilities, $1,538,267 non-operating
loss resulting from the change in fair value of derivative liabilities and forward purchase agreement, $102,466 franchise tax expense, and $141,383 in general and administrative expense. These loss and expenses were offset by $2,113 interest income generated from the cash held in the trust account.
Related Party Transactions
Please refer to Note 5, Related Party Transactions, in “Item 8. Financial Statements and Supplementary Data” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2, Summary of Significant Accounting Policies, in “Item 8. Financial Statements and Supplementary Data” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Annual Report on FORM
10-K.
The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements and their anticipated effect on our business.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
As of December 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Fintech Ecosystem Development Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Fintech Ecosystem Development Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum llp
Marcum llp
We have served as the Company’s auditor since 2021.
Hartford, CT
March 2
8
, 2022

FINTECH ECOSYSTEM DEVELOPMENT CORP.
BALANCE SHEET

December 31, 2021
ASSETS
Current assets
Cash	$612,750
Prepaid expenses	86,557

Total Current Assets	699,307
Long-term prepaid expenses	38,633
Cash held-in Trust Account	116,152,113

Total Assets	$116,890,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$179,371

Total Current Liabilities	179,371
Derivative Forward purchase liability	1,726,908
Derivative Warrant liabilities	3,706,098
Deferred underwrite fee payable	3,737,500

Total Liabilities	9,349,877

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value of $10.10 per share	116,150,000
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 representative shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(8,610,118)

Total Stockholders’ Deficit	(8,609,824)

Total Liabilities and Stockholders’ Deficit	$116,890,053

The accompanying notes are an integral part of this financial statement

F-
3

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENTS OF OPERATIONS

For the period from March 5, 2021 (inception) through December 31, 2021
Operating Expenses:
Formation and Operating Costs	$243,849

Total operating expenses	243,849
Other Income (Expenses):
Offering costs associated with derivative warrant liabilities	(102,600)
Change in fair value of derivative warrant liabilities	(1,312,034)
Change in fair value of derivative forward purchase liability	(226,233)
Income from investments held in Trust Account	2,113

Total other expenses , net	(1,638,754)

Net loss	$(1,882,603)

Basic & diluted net loss per share (Class A)	$(0.34)

Weighted average number of ordinary shares-basic and diluted (Class A)	2,726,188
Basic & diluted net loss per share (Class B)	$(0.34)

Weighted average number of ordinary shares-basic and diluted (Class B)	2,875,000
The accompanying notes are an integral part of this financial statement

F-
4

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount
Balance, March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Share issuance – Class A	57,500	6	—	—	351,032	—	351,038
Share issuance – Class B	—	—	2,875,000	288	24,712	—	25,000
Net income	—	—	—	—	—	(1,882,603)	(1,882,603)
Sale or Private Placement Warrants, less fair value	—	—	—	—	2,886,185	—	2,886,185
Accretion to Class A common stock subject to possible redemption amount	—	—	—	—	(3,261,929)	(6,727,515)	(9,989,444)

December 31, 2021	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
The accompanying notes are an integral part of this financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
STATEMENT OF CASH FLOW

For the period from March 5, 2021 (inception) through December 31, 2021

Cash flows from operating activities:
Net loss	$(1,882,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	102,600
Change in fair value of derivative forward purchase liability	226,233
Change in fair value of warrant liabilities	1,312,034
Income from investments held in Trust Account	(2,113)
Changes in operating assets and liabilities:
Prepaid expenses	(125,190)
Accounts payable and accrued liabilities	179,371

Net cash used in operating activities	$(189,669)

Cash flows from investing activities:
Cash deposited in Trust Account	(116,150,000)

Net cash used in investing activities	(116,150,000)

Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	25,000
Proceeds from promissory note from related party	35,000
Repayment of promissory note	(141,768)
Proceeds from the Initial Public Offering, gross	115,000,000
Proceeds from private placement	3,900,250
Payment of underwriter commission fee	(1,437,500)
Payment of offering costs	(428,563)

Net cash provided by financing activities	116,952,419

Net increase in cash	612,750
Cash, beginning of period	—

Cash, end of period	$612,750

Supplemental Disclosures of Noncash Financing Activities
Offering costs paid by related party under promissory note	$106,768
Deferred underwriter commission for the Initial Public Offering	$3,737,500
Issuance of Class A shares in connection with Initial Public Offering	$351,038
The accompanying notes are an integral part of this financial statement

F-
6

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
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
Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the financial technology development industry.
On December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end.
The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
The Company’s sponsor is Revofast LLC, a Wyoming limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 18, 2021, and on October 21, 2021. On October 21, 2021, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000, and incurring offering costs of $6,061,368, of which $3,737,500 was for deferred underwriting commissions (see Note 6). In addition, the Company granted the underwriter a
45-day
option to purchase an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 3,900,250 warrants (the “Private Placement Warrants”) to the Sponsor, for $1.00 per Private Placement Warrant, generating total gross proceeds of $3,900,250 (the “Private Place”) (see Note 4).
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s Stockholders, as described below.

F-
7

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
The public stockholders will be entitled to redeem their Class A Common Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public stockholders who redeem their Class A Common Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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

F-
8

Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Class A Common Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Offering price per Unit ($10.00).
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $612,750 in its operating bank account, $116,152,113 in its trust account, and working capital of approximately $519.936.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.
There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

F-
9

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
opt-out
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $612,750 and no cash equivalents on December 31, 2021.
Cash Held in Trust Account
As of December 31, 2021, the Company had $116,152,113 cash held in the Trust Account.
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
A.S.C. Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of

December 31, 2021. The
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

F-1
0

Net income (loss) per common share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from inception to December 31, 2021. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a
reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock for the period ended December 31,
2021:

Description	Class A	Class B

Basic and diluted net loss per common stock:
Numerator:

Allocation of net loss	$(866,421)	$913,716
Denominator:
Basic and diluted weighted average common stock outstanding	2,726,188	2,875,000

Basic and diluted net loss per common stock	$(0.34)	$(0.34)

Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

F-
1
1

Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative financial instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification
of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the
end of each reporting period. In accordance
with ASC 825-10 “Financial Instruments”,
offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.
The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 3,900,250 Private Placement Warrants are recognized as derivative liabilities in accordance with
ASC 815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo or Black-Scholes simulation model at
each measurement date. Derivative warrant liabilities are classified as non-current liabilities as
their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin Topic 5A-
Expenses of offering.
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ deficit upon the completion of the Initial Public

Offering.
Class A Common Stock Subject to Possible Redemption
All of the 11,500,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, 11,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	115,000,000
Less:
Proceeds allocated to Public Warrants	(1,380,000)
Class A ordinary share issuance costs	(6,309,800)

Plus:
Accretion of carrying value to redemption value	8,839,800

Class a ordinary shares subject to redemption	116,150,000

F-
1
2

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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 3,900,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($3,900,250 in the aggregate). The excess of the proceeds over the fair value of the Private Placement Warrants has been recognized as a capital contribution from the Sponsor.
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
On March 27, 2021, the Sponsor sold 15,000 Founder Shares to the Chief Financial Officer, Jenny Junkeer, and 10,000 Founder Shares to each of the Company’s three independent directors, Michael Tomczyk, Robin Meister, and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which the Sponsor purchased such Founder Shares from the Company. Thus, after giving effect to the issuance of Founder Shares, our Sponsor and initial stockholders will collectively own approximately 20% of the outstanding common stock following the offering, assuming they do not purchase any units in this offering or the public market.
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

F-
1
3

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
Promissory Note
On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000, of which $141,768 was borrowed by the Company during 2021. The Note was
non-interest
bearing and was fully repaid as of December 31, 2021.
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
Forward Purchase Agreement
In connection with the IPO, the Company entered into a forward purchase agreement with Caltech Trading Corp., providing for the purchase by Caltech Trading Corp. of an aggregate of 9,000,000 forward purchase units at a purchase price of $10.00 per unit. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination.
The terms and provisions of the forward purchase warrants to be issued as part of the forward purchase units are identical to those of the Private Placement Warrants.
Representative Shares
In connection with the IPO, the Company issued the Representative 57,500 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The Representative has agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the initial Business Combination. In addition, the Representative has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 12 months (or up to 18 months, if applicable) from the Closing of the Offering.
The Representative will not sell, transfer, assign, pledge or hypothecate the Representative Shares, or cause the Representative Shares to be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Representative Shares by any person, for a period of 180 days (pursuant to Rule 5110(e)(1) of the Conduct Rules of FINRA) following the Effective Date to anyone other than (i) the Representative or an underwriter or selected dealer in connection with the Offering, or (ii) a bona fide officer or partner of the Representative or of any such underwriter or selected dealer. On and after the 181st day following the Effective Date, transfers to others may be made subject to compliance with or exemptions from applicable securities laws.

F-
1
4

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration rights
The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Proposed Public Offering. The majority of these securities holders are entitled to make up to two demands that the Company registers such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Proposed Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Common Stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Proposed Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering, and the underwriters and/ or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering.

F-
1
5

Underwriting agreement
The Underwriter

purchased the
1,500,000
of additional Units to cover over-allotments, less the underwriting discounts and commissions.
The underwriters received a cash underwriting discount of
one and one-quarter percent (
1.25
%)
of the gross proceeds of the Initial Public Offering, or $1,437,500 as the underwriters’ over-allotment was exercised in full. In addition, upon closing of the Business Combination, the underwriters are entitled to a deferred fee of three and one-quarter percent (3.25%)
of the gross proceeds of the Initial Public Offering, or $3,737,500 as the underwriters’ over- allotment was exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
Right of First Refusal
For a period beginning on the closing of this offering and ending on the earlier of the twelve (12) month anniversary of the closing of a Business Combination or the three year anniversary of the effective date of the registration statement, we have granted EF Hutton a right of first refusal to act as lead-left book-running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
Warrant Liability
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. The Public Warrants will become exercisable on the date that is 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a Public Warrant unless Class A common stock issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

F-
1
6

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $11.50 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the
10-trading
day period starting on the trading day after to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price.
The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

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

F-
1
7

The Company believes that the adjustments to the exercise price of the warrants are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon closing the Proposed Public Offering. Accordingly, the Company will classify its Public Warrant, Private Placement Warrant as a liability at its fair value, and the warrants will be estimated using a valuation model prepared by an outside valuation firm. The valuation model uses inputs such as assumed share prices, volatility, discount factors, and other assumptions and may not reflect the price at which they can be settled. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Forward Purchase Agreement
On July 16, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Caltech Trading Corp., an anchor investor. Pursuant to the Forward Purchase Agreement, Caltech Trading Corp. will agree to purchase a minimum of 8,000,000 units and a maximum of 9,000,000 units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Class A common stock (a “Forward Purchase Share”), one right to receive one-tenth
(1/10) of one share of its Class A common stock (a “Forward Purchase Right”) and one-half
of one warrant to purchase one share of Class A common stock (a “Forward Purchase Warrant”), at a price of $10.00 per Forward Purchase Unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million. The shares of Class A common stock to be issued under the Forward Purchase Agreement will have no redemption rights and no right to liquidate distributions from the Trust Account. The Forward Purchase Shares, the Forward Purchase Rights and Forward Purchase Warrants will be identical to the shares of Class A Common Stock, the Public Rights, and the Public Warrants, respectively, included in the Public Units to be sold in the Proposed Offering. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination. The Forward Purchase Shares, Forward Purchase Rights and Forward Purchase Warrants (and the shares of Class A common stock underlying such securities) are subject to registration rights. Caltech’s Trading commitment under the Forward Purchase Agreement is subject to customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The obligations of Caltech Trading under the Forward Purchase Agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by the Company.
The Company accounted for the Forward Purchase Agreement in accordance with the guidance in
ASC 815-40 and
accounts for such agreement as a derivative liability. The liability is subject to re-measurement at
each balance sheet date, with changes in fair value recognized in the statement of operations.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$—	$—	$2,185,000
Private Placement Warrants	—	—	1,521,098

Warrant Liability	—	—	3,706,098
Forward Purchase Agreement Liability	—	—	1,726,908

Total	$—	$—	$5,433,006

The estimated fair value of the public warrant liabilities and Forward Purchase Agreement is determined using Level 3 inputs. Inherent in a Monte Carlo or Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the
U.S. Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

F-
1
8

The following table presents information about the Company’s liabilities that are measured at fair value at October 21, 2021 (Initial Public Offering date).

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	6.5%	6.5%	6.5%
Expected term	5.75 years	5.75 years	0.75 year
Risk-free rate	1.33%	1.33%	0.09%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021.

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	8.4%	8.4%	8.4%
Expected term	5.56 years	5.56 years	0.56 year
Risk-free rate	1.30%	1.30%	0.21%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The change in the
fair value of the derivative warrant liabilities for the period from March 5, 2021 (inception) to December 31, 2021 is summarized as follows:

	Private Placement	Public Warrant	Total Warrant Liability	Forward Purchase Agreement
Fair value as of March 5, 2021 (inception)	$—	$—	$—	$—
Issuance of Public Warrants, Private Warrants and 1/10 of one share right upon Initial Public Offering	1,014,065	1,380,000	2,394,064	—
Signing of Forward Purchase Agreement upon Initial Public Offering	—	—	—	1,500,675
Change in fair value of warrant liabilities	507,033	805,000	1,312,033	226,233

Fair value as of December 31, 2021 (Initial Public Offering)	$1,521,098	2,185,000	3,706,098	$1,726,908

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2021, there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.

F-
19

Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2021, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one basis.
Public Rights
Each holder of a Public Right will be entitled to receive
one-tenth
(1/10) of one share of Class A Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon the exchange of the Public Rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A Common Stock will receive in the transaction on an as-converted
into Class A Common Stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive
1/10
share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
NOTE 10. INCOME TAX
The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Sec. 195 Start-up costs	29,691

Net operating loss	21,704
Total deferred tax asset	50,765
Valuation allowance	(50,765)

Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(50,765)
State
Current	—
Deferred	—
Change in valuation allowance	50,765

Income tax provision	$—

As of December 31, 2021, the Company has
$100,352 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 5, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $50,765.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
Transaction costs associated with the Initial Public Offering	(1)%
Change in fair value of warrant liabilities and forward purchase agreement	(17)%
Change in valuation allowance	(3)%

Income tax provision	0.0%

NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Based on this review, the Company did not identify any subsequent events through the date of the issuance of the financial statements that would have required disclosure or adjustment in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in
Rules 13a-15(e) and 15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective during the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Annual Report on
Form 10-K that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Saiful Khandaker	57	Chief Executive Officer
Jenny Junkeer	41	Chief Financial Officer
Mubassir Karim	24	Director
Michael S. Tomczyk	72	Director
Robin Meister	62	Director
Lynn Perkins	59	Director
Dr. Saiful Khandaker
Dr. Khandaker was the Group Chief Executive Officer and Founder of FAMA Holdings, Inc., a global developer of FinTech platforms, applications and services established in 2009. FAMA is based in the U.S. with offices in the U.K., India, Bangladesh and Zambia.
Dr. Khandaker also led the development of the FAMACASH
™
network, a global FinTech ecosystem that is integrating blockchain, artificial intelligence and cloud computing technologies to provide fast, affordable mobile money services in under-served countries such as Bangladesh. To implement the FAMACASH network, Dr. Khandaker has negotiated partnerships and joint ventures with financial service providers and technology leaders in many countries, including a joint venture with Sonali Bank, the national bank of Bangladesh. This joint venture provides a mobile wallet called SonaliPay
™
that enables Bangladeshi diaspora workers to use smartphones and laptops to send money to Bangladesh. Dr. Khandaker has also led the development of a stablecoin product called REMIT
™
to facilitate cross-border money transfers, as well as a cross-border
e-wallet
called AfriPay
™
to help Africans working overseas, and a
neo-bank
for Muslim workers called Tohura
™
.
Before founding FAMA, Dr. Khandaker spent more than two decades leading the development of software solutions for Fortune 100 companies as well as startups. He designed the architecture and managed networks that provided airline flight scheduling for Delta Airlines, cellular billing applications for AT&T and BellSouth, and network management software for Cox Communications; and established and managed GE’s outsourcing operation in Bangladesh. He also helped numerous clients modernize their FinTech services as Chief Technology Officer at Mi3. Since 2018 he has served as President of the U.S.-Bangladesh Technology Association of North America.
Dr. Khandaker has received numerous industry awards including a top innovation award from the Wireless Technology Forum, a top 40 software company award from the Technology Association of Georgia, and the National FinTech Award in Bangladesh. He has conducted seminars and workshops on cross-border payments and Blockchain systems for bank executives and regulators and senior decision makers across industries. He holds a Doctor of Management degree in Organizational Leadership from University of Phoenix, a Master of Science degree in Technology Management from Mercer University, Stetson School of Business and Economics, and a Bachelor of Science degree in Computer Information Systems from DeVry University.
Jenny Junkeer
Jenny Junkeer is a Chartered Accountant with over 17 years’ experience in financial management and consulting. As CEO of Junkeer New Era Consulting, she leads a team of consultants specializing in helping companies launch and optimize business operations in fast-changing industries. Her clients range from small and medium enterprises to large multi-nationals. As a senior level consultant in business acceleration, Jenny has extensive experience helping organizations scale their operations to maximize value. Jenny is an Adjunct Association Professor at Deakin University in Melbourne, Australia, a Board Member of the Global Health Initiative Foundation, and Director of Implementation at ConnectCV. She holds a Bachelor of Commerce Degree (Honors) from Monash University.

Non-Executive
Directors
Mubasshir Karim
Along with Saiful Khandaker, Mubasshir Karim will serve as one of our two non-independent
directors. Mr. Karim is the Director of Operations at FAMA and has managed global cross-functional teams in the UK, India, Bangladesh, and Zambia for technical development, sales, marketing, and customer support functions. Mubasshir is experienced with third-party application programing interface integrations, the development of blockchain cross-border payment systems, and the development of identity management solutions. He is a certified project management professional, has a Bachelor of Science degree in Computer Science from Wichita State University, and is pursuing an Executive Master of Business Administration from Ohio University.
Michael S. Tomczyk
Michael S. Tomczyk will serve as one of our three independent directors. He is an authority on best practices and strategies for managing emerging technologies and applications. For 18 years he led innovation initiatives at the prestigious Wharton School at the University of Pennsylvania as Managing Director of the Mack Institute for Innovation Management, Mack Center for Technological Innovation and Emerging Technologies Research Program. He also served as Innovator in Residence at Villanova University and was a member of the Advanced Computing committee at Temple University. For ten years he was a member of the Translational Medicine Committee at the University of Pennsylvania Medical School. His degrees include an Masters of Business Administration from UCLA, a Masters in Environmental Studies from the University of Pennsylvania, and a BA in literature and journalism from the University of Wisconsin-Oshkosh. He was a captain in the United States Army, where he was awarded the Bronze Star.
Robin Meister
Robin Meister will also serve as one of our three independent directors. Ms. Meister is a seasoned C-Suite executive with extensive expertise in global financial services, risk management and regulation. Robin understands the regulatory challenges and opportunities facing the financial services industry, with special expertise helping businesses to navigate complex regulatory challenges. She has extensive experience in international sanctions, regulatory regimes, and money laundering safeguards. She spent over 20 years in senior management positions at BNP Paribas, and prior to her retirement, was the Head of U.S. Regulatory Affairs for the global asset management division. Her wide-ranging experience includes managing compliance, risk, and legal functions in the United States, Asia-Pacific and European Union. Robin has served as a director on the boards of global asset management companies as well as public and private funds. She was recently appointed to the board of a dedicated multi-strategy family of funds for California based government pension plans. She is experienced in managing critical issues facing the governance, audit, and risk committees of boards of directors. She began her career as a futures trader and currently teaches financial services regulation to law students as an adjunct faculty member of New York Law School. Robin earned a Juris Doctor degree from New York Law School, a BS in Finance and BA in Economics from State University of New York.
Lynn Perkins
Lynn Perkins will serve alongside Michael Tomczyk and Robin Meister as an independent director. Ms. Perkins is an accomplished senior executive with extensive experience as a chief financial officer, chief operating officer and chief administrative officer at major asset management businesses and global investment banks. Her expertise includes growth management, strategic planning and modeling, organizational development, and management of financial systems and processes. For seven years she served as Chief Financial Officer/Senior Vice President at First Eagle Investment Management, based in New York. Previously she was Managing Director, Global Chief Operating Officer, Asset Management Distribution and Marketing at Credit Suisse (New York), and Founding Partner and Chief Administrative Officer at Perella Weinberg Partners. For 20 years she held a variety of senior management positions at Morgan Stanley, including Chief Operating Officer, Investment Banking Division and Head of Institutional Liquidity Sales. As a business leader, Lynn is known for her integrity, work ethic and empathy. She-holds a BA in Accounting and Economics from the University of North Carolina. She is a Board Member at CMC Berkshires and Brighter Watts.

There are no agreements or understandings between any of our executive officers or directors and any other person pursuant to which such executive officer or director was selected to serve as a director or executive officer of our Company. Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.
Director Qualifications
We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We seek directors who possess qualities such as integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on our board and its committees. We believe that all of our directors meet the foregoing qualifications.
Director Independence
Our Board has affirmatively determined that Lynn Perkins, Robin Meister, and Michael Tomczyk are independent directors under applicable Nasdaq rules. As a result, our Board is composed of a majority of independent directors.
Board Committees
Audit Committee
Our audit committee is composed of Lynn Perkins, Robin Meister and Michael Tomczyk. Lynn Perkins will serve as chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each of Lynn Perkins, Robin Meister and Michael Tomczyk qualifies as an independent director under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Lynn Perkins, Robin Meister and Michael Tomczyk qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee Committee
Our Compensation Committee consists of Robin Meister, Lynn Perkins, and Michael Tomczyk. Robin Meister will serve as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent. Each of Lynn Perkins, Robin Meister and Michael Tomczyk qualifies as an independent director under applicable rules.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also states that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Michael Tomczyk, Robin Meister and Lynn Perkins. Michael Tomczyk will serve as chair of the nominating and corporate governance committee.
The primary purposes of our nominating and corporate governance committee is to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee is governed by a charter that complies with the rules of the Nasdaq.
Director Nominations
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”
Conflicts of Interest
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Dr. Saiful Khandaker	N/A	N/A	N/A
Jenny Junkeer	Junkeer Pty Ltd	Business consulting	CEO
Mubasshir Karim	Fama Financial Holdings, Inc.	Mobile financial services	Director of Operations and Board Member

Michael S. Tomczyk	N/A	N/A	N/A

Robin Meister	N/A	N/A	N/A

Lynn Perkins	N/A	N/A	N/A
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “
—Directors and Executive Officers
.”

•
Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement shares in a transaction that will close simultaneously with the closing of this offering. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from us. The founder shares held by our independent directors are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. Our sponsor and each of the initial stockholders have entered into a letter agreement with us, pursuant to which it has agreed to waive (i) its redemption rights with respect to all shares of our common stock then owned by it in connection with the completion of our initial business combination and (ii) its rights to liquidating distributions from the trust account with respect to its founder shares and private placement warrants if we fail to complete our initial business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial 12-month term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part (although its will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if we fail to complete our business combination within the prescribed time frame). If we do not complete our initial business combination within the allotted time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Except for transfers to permitted transferees, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) the first anniversary of the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The private placement warrants cannot be transferred (except to certain permitted transferees) until the completion of our initial business combination. Given these characteristics of certain of our securities held by our sponsor, our sponsor may have a conflict of interest with respect to whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. We do not believe that these contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor has agreed to vote all shares of our common stock having voting rights that it then owns in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.
We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnification agreements are necessary to attract and retain talented and experienced officers and directors.
Involvement in Certain Legal Proceedings
None.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and ten-percent
stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Our executive officers and directors and persons who own more than ten percent of our common stock failed to file a Form 3 upon becoming a Section 16 filer.

Item 11. Executive Compensation.
On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from the company. The founder shares held by our independent directors are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. None of our executive officers or director nominees have received any cash compensation for services rendered to us. Commencing on the effective date of the registration statement of which this prospectus forms a part through the earlier of 12 months (or 15 or 18 months, depending on whether we elect to extend the initial 12-month term for up to two additional three month terms) after such effective date or the consummation of our initial business combination, we will pay our sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.
Other than the $5,000 per month administrative fee for office space, utilities, secretarial and administrative services, and the reimbursement for out-of-pocket expenses, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee consisting solely of independent directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this prospectus, and as adjusted to reflect the sale of our common stock included in the units offered by this prospectus, and assuming no purchase of units in this offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these securities are not exercisable within 60 days of the date of this prospectus.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
		Before Offering	After Offering (3)
Revofast LLC (our sponsor) (4)	2,780,000	96.7%	21.51%
Saiful Khandaker	2,780,000	96.7%	21.51%
ARC Capital	50,000	1.73%	0.39%
EF Hutton	57,500		0.44%
Jenny Junkeer	15,000	0.52%	0.12%
Mubasshir Karim	—	—	—
Michael S. Tomczyk	10,000	0.35%	0.08%
Robin Meister	10,000	0.35%	0.08%
Lynn Perkins	10,000	0.35%	0.08%
All directors and executive officers as a group (6 individuals)	2,875,000	100%	22.25%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 Springhouse Drive, Suite 204, Collegeville, Pennsylvania 19426.
(2)	Consists solely of founder shares.
(3)	Based on 12,925,000 shares of common stock outstanding immediately after this offering
(4)	Revofast LLC’s Manager is Saiful Khandaker, who has voting and dispositive control over the securities held by Revofast LLC.

On March 8, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The 2,875,000 founder shares held by our sponsor include an aggregate of up to 375,000 shares subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriter in full or in part. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from us. Additionally, as consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received from our sponsor 50,000 of our sponsor’s 2,500,000 founder shares, at a price of $0.009 per share. The founder shares held by our independent directors and financial advisor are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. After giving effect to the issuance of founder shares, our sponsor and initial stockholders will collectively own approximately 20% of the outstanding common stock following the offering assuming they do not purchase any units in this offering or the public market. Because of this ownership block, our sponsor and initial stockholders and the holders of private placement warrants will have significant influence over the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of our initial business combination. If we increase or decrease the size of the offering, we will effect a stock dividend or a share contribution back to capital, or other appropriate mechanism, as applicable, with respect to our Class B common stock immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor and initial stockholders at 20% of the issued and outstanding shares of our Class A common stock upon the consummation of this offering. Our sponsor and the initial stockholders have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.
Our sponsor has purchased from us an aggregate of 3,900,250 private placement warrants at a price of $1.00 per warrant for a total purchase price of $3,900,250 in a private placement that will close simultaneously with the consummation of this offering. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. These additional private placement warrants will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private placement warrants cannot be transferred (except to certain permitted transferees) until the completion of our initial business combination. The purchase price of the private placement warrants will be added to the proceeds from this offering to be held in the trust account. If we do not complete our business combination within 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus is a part, the proceeds from the sale of the private placement warrants held in the trust will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants are identical to the units sold in this offering except that (i) the private placement warrants cannot be transferred (except to certain permitted transferees, as described below) until the completion of our initial business combination, (ii) the private placement warrants will be entitled to registration rights and (iii) the private placement warrants included in the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (x) will not be redeemable by us and (y) may be exercised by the holders on a cashless basis. If the private placement warrants included in the private placement warrants are held by holders other than our sponsor or any of its permitted transferees, such warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.
Our sponsor and our executive officers and directors may be deemed to be “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
On March 8, 2021, we issued 2,875,000 founder shares to our sponsor (up to 375,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised), at a price of $0.009 per share, for an aggregate purchase price of $25,000 in cash. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from us. As consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received from our sponsor 50,000 of our sponsor’s 2,500,000 founder shares (assuming forfeiture of 375,000 founder shares in the event the underwriter’s over-allotment option is exercised), at a price of $0.009 per share. The founder shares held by our independent directors and financial advisor are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. If we increase or decrease the size of the offering, we will effect a stock dividend or a share contribution back to capital or other appropriate mechanism, as applicable with respect to our common stock immediately prior to the consummation of the offering in such amount as to maintain the ownership of founder shares by our sponsor and initial stockholders at approximately 20% of our issued and outstanding shares of common stock upon the consummation of this offering (assuming our sponsor does not purchase units in this offering). Our sponsor and the initial stockholders have agreed not transfer any of their ownership interest in the founder shares (except to certain permitted transferees) until the earlier of (i) the first anniversary of the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property.
On March 27, 2021, we entered into an Administrative Services Agreement with our sponsor, pursuant to which we will pay our sponsor up to $5,000 per month for up to 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three month terms) from the effective date of the registration statement of which this prospectus forms a part for office space, utilities, secretarial and administrative services. None of the up to $5,000 per month payment will be received by our officers or directors or their other affiliates (other than our sponsor).
Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.
Our sponsor has purchased an aggregate of 3,900,250 private placement warrants at a price of $1.00 per warrant in a private placement that will close simultaneously with the closing of this offering. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. The private placement warrants cannot be transferred except to certain permitted transferees until the completion of our initial business combination. Such permitted transferees will include our executive officers and directors and other persons or entities affiliated with or related to them. Any permitted transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. The private placement warrants so long as they are held by our sponsor or its permitted transferees, (x) will not be redeemable by us and (y) may be exercised by the holders on a cashless basis. If the private placement warrants are held by holders other than our sponsor or any of its permitted transferees, such warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

Caltech Trading indicated its intention to provide financing to our sponsor in connection with our sponsor’s purchase of the private placement warrants. On October 20, 2021, the Company announced that Caltech Trading will not provide that financing to our sponsor. As a result, our sponsor expects to admit a third party institutional investor as a new member which would make a capital contribution to raise the funds required to purchase the private placement warrants. The Investor would own 95% of the equity of our sponsor and Saiful Khandaker, our Chief Executive Officer, would own 5% of the equity of our sponsor. Mr. Khandaker will remain our Chief Executive Officer and will remain the sole managing member with voting and dispositive control over our sponsor’s securities.
In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required for working capital. Such working capital loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into working capital warrants at a price of $1.50 per working capital warrant. The working capital warrants will be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans.
We will have until 12 months from the closing of this offering to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 12 months, however, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with any such extension, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination for an additional three months, our sponsor or its affiliates or designees must deposit into the trust account $1,000,000, or up to $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the deadline, for each of the available three-month extensions, providing a total possible business combination period of 18 months at a total payment value of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per unit in either case). Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsor or its affiliates or designees, as applicable, at a price of $1.00 per warrant (for a total of 2,000,000 additional private placement warrants (or 2,300,000 if the over-allotment option is exercised in full) if payments are made for two such extensions), which warrants will be identical to the private placement warrants. We will only be able to extend the period to consummate a business combination up to two times, each by an additional three months (for a total of six months). We will issue a press release announcing each extension, at least three days prior to the deadline for each extension and we will issue a press release the day after the deadline announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time.
Pursuant to a registration rights agreement we will enter into with our sponsor on or prior to the closing of this offering, we may be required to register certain securities for sale under the Securities Act. Our sponsor, holders of the representative shares and holders of warrants issued upon conversion of working capital loans, if any, will be entitled under the registration rights agreements to make up to two demands in the case of the founder shares, excluding short form registration demands, and one demand in the case of the private placement warrants, the working capital loan warrants and, in each case, the underlying or constituent securities, that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up
restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.
Item 14. Principal Accounting Fees and Services.
Audit Fees
The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.
Audit Fees.
For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $94,245, respectively for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.
Audit-Related Fees.
For the year ended December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees.
For the year ended December 31, 2021, there were no fees for tax compliance, tax advice and tax planning services by our independent registered public accounting firm.
All Other Fees.
For the year ended December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:
The audited balance sheets of the Company as of December 31, 2021, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of Marcum LLP, independent auditors, are filed herewith.

(2)	Financial Statement Schedules:
None.

(3)	Exhibits:
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.
Item 16. Exhibits and Financial Statement Schedules.
The following exhibits are filed as part of this Report

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation

3.2 (2)	Amended and Restated Certificate of Incorporation

3.3 (1)	Bylaws

4.1 (1)	Specimen Unit Certificate

4.2 (1)	Specimen Common Stock Certificate

4.3 (1)	Specimen Warrant Certificate

4.4 (1)	Specimen Right Certificate

4.5 (2)	Warrant Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.6 (2)	Rights Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as right agent.

10.1 (2)	Letter Agreement, dated October 18, 2021, among the Company, and its directors, officers and Revofast LLC

10.2 (3)	Amended and Restated Promissory Note

10.3 (2)	Investment Management Trust Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.4 (2)	Registration Rights Agreement, dated October 18, 2021, between the Company and its directors, and Revofast LLC.

10.5 (1)	Subscription Agreement, dated March 8, 2021, between the Registrant and Revofast LLC.

10.6 (2)	Private Placement Warrants Purchase Agreement, dated October 18, 2021 between the Company and Revofast LLC.

10.7 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Saiful Khandaker.

10.8 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Jenny Junkeer

10.9 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Mubasshir Karim

10.10 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Michael Tomczyk

10.11 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Robin Meister

10.12 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Lynn Perkins

10.13 (1)	Form of Administrative Support Agreement, by and between the Registrant and Revofast LLC.

10.14 (1)	Forward Purchase Agreement, by and between the Registrant and Caltech Trading Corp.

14.1 (2)	Form of Code of Ethics.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 18, 2021.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 22, 2021.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2021.
*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: March 28, 2022	By:	/s/ Saiful Khandaker
Saiful Khandaker
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2022	By:	/s/ Jenny Junkeer
Jenny Junkeer
Chief Financial Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Saiful Khandaker	Chief Executive Officer and Director	March 28, 2022
Saiful Khandaker	(Principal Executive Officer)

/s/ Jenny Junkeer	Chief Financial Officer	March 28, 2022
Jenny Junkeer	(Principal Accounting Officer)