Form 10-Q
period 2022-03-31
Fintech Ecosystem Development Corp.
filed 2022-05-09
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of Ma
y

4,
2022, there were 11,557,500 Class A ordinary shares, $.0001 par value, and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Fintech Ecosystem Development Corp.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Information
FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED BALANCE SHEET (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$198,124	$612,750
Prepaid expenses	139,148	86,557

Total Current Assets	337,272	699,307
Long-term prepaid expenses	25,754	38,633
Cash held-in Trust Account	116,163,809	116,152,113
Total Assets	$116,526,835	$116,890,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,400	$179,371

Total Current Liabilities	10,400	179,371
Derivative Forward purchase liability	1,887,939	1,726,908
Derivative Warrant liabilities	1,997,358	3,706,098
Deferred underwrite fee payable	3,737,500	3,737,500

Total Liabilities	7,633,197	9,349,877

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value of $10.10 per share	116,150,000	116,150,000
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 representative shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6	6
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,256,656)	(8,610,118)

Total Stockholders’ Deficit	(7,256,362)	(8,609,824)
Total Liabilities and Stockholders’ Deficit	$116,526,835	$116,890,053

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2022	From March 5, 2021 (inception) to March 31, 2021
Operating Expenses:
Formation and Operating Costs	$205,943	$851

Total operating expenses	205,943	851
Other Income (Expenses):
Change in fair value of derivative warrant liabilities	1,708,740	—
Change in fair value of derivative forward purchase liability	(161,031)	—
Income from investments held in Trust Account	11,696	—

Total other income (expenses), net	1,559,405	—
Net income (loss)	$1,353,462	$(851)

Basic & diluted net loss per share (Class A)	$0.09	$—

Weighted average number of ordinary shares-basic and diluted (Class A)	11,557,500	—
Basic & diluted net loss per share (Class B)	$0.09	$(0.00)

Weighted average number of ordinary shares-basic and diluted (Class B) 1	2,875,000	2,500,000

1.
For the period from March 5, 2021 (inception) to March 31, 2021, this excludes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount
Balance, March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Share issuance – Class B 1	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(851)	(851)

March 31, 2021	—	$—	2,875,000	$288	$24,712	$(851)	$24,149

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount
Balance, December 31, 2021	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
Net income	—	—	—	—	—	1,353,462	1,353,462

March 31, 2022	57,500	$6	2,875,000	$288	$—	$(7,256,656)	$(7,256,362)

1.	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an int
e
gral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENT OF CASH FLOW (UNAUDITED)

	Three months ended March 31, 2022	From March 5, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net income ( loss )	$1,353,462	$(851)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative forward purchase liability	161,031	—
Change in fair value of warrant liabilities	(1,708,740)	—
Income from investments held in Trust Account	(11,696)	—
Changes in operating assets and liabilities:
Prepaid expenses	(39,712)	—
Accounts payable and accrued liabilities	(168,971)	846

Net cash used in operating activities	$(414,626)	$(5)

Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	—	25,000
Payment of offering costs	—	(20,000)

Net cash provided by financing activities	—	5,000

Net increase in cash	(414,626)	4,995
Cash, beginning of period	612,750	—

Cash, end of period	$198,124	$4,995

Supplemental Disclosures of Noncash Financing Activities
Accrued deferred offering costs	$—	$80,000
The accompanying notes are an integral part of these condensed financial statement

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
On March 31, 2022, the Company had not yet commenced any operations. All activity from March 5, 2021 (inception) through March 31, 2022, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end.
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
The Sponsor has agreed (a) to vote its Class B Common Stock, the Class A Common Shares underlying the Private Placement Warrants and any Class A Common Shares purchased during or after the Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business
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
Combination activity and (d) that the Class B Common Stock and Private Placement Warrants (including underlying Class A Common Shares) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Class A Common Shares purchased during or after the Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months (or 15 or 18 months, depending on whether we elect to extend the initial
12-month
term for up to two additional three-month terms) from the effective date of the registration statement to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Class A Common Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Class A Common Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Class A Common Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Offering price per Unit ($10.00).
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $198,124 in its operating bank account, $116,163,809 in its trust account, and working capital of approximately $326,872.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form
10-K,
as filed with the SEC on March 28, 2022.
In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022, and its results of operations and cash flows for the three-month period then ended.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $198,124 and no cash equivalents on
March 31, 2022.

The Company had cash of $612,750 and no cash equivalents on December 31, 2021.
Cash Held in Trust Account
As of March 31, 2022
 and December 31, 2021
,
the Company had $116,163,809
and $116,152,113
cash held in the Trust Account
, respectively
.
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
A.S.C. Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021.
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and the period from March 5, 2021 (inception) to March 31,
2021 respectively. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. On March 31, 2022 and December 31, 2021
, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
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
is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted this standard and there was no significant impact to the financial statement as a result of this adoption.
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
Each Private Placement Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Class A Common Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Class B Common Stock
On March 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In addition, such Founder Shares includes an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming our Sponsor and initial stockholders do not purchase any Class A Common Shares in the Offering and excluding the Private Placement Warrants and underlying securities).

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
Promissory Note
On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000, of which $141,768 was borrowed by the Company during 2021. The Note was non-interest
bearing and was fully repaid during 2021.
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration rights
The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Public Offering. The majority of these securities holders are entitled to make up to two demands that the Company registers such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Common Stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Public Offering, and the underwriters and/ or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Public Offering.
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
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except as set forth above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
Forward Purchase Agreement
On July 16, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Caltech Trading Corp., an anchor investor. Pursuant to the Forward Purchase Agreement, Caltech Trading Corp. will agree to purchase a minimum of 8,000,000 units and a maximum of 9,000,000 units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Class A common stock (a “Forward Purchase Share”), one right to receive one-tenth
(1/10) of one share of its Class A common stock (a “Forward Purchase Right”) and one-half
of one warrant to purchase one share of Class A common stock (a “Forward Purchase Warrant”), at a price of $10.00 per Forward Purchase Unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million. The shares of Class A common stock to be issued under the Forward Purchase Agreement will have no redemption rights and no right to liquidate distributions from the Trust Account. The Forward Purchase Shares, the Forward Purchase Rights and Forward Purchase Warrants will be identical to the shares of Class A Common Stock, the Public Rights, and the Public Warrants, respectively, included in the Public Units to be sold in the Offering. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination. The Forward Purchase Shares, Forward Purchase Rights and Forward Purchase Warrants (and the shares of Class A common stock underlying such securities) are subject to registration rights. Caltech’s Trading commitment under the Forward Purchase Agreement is subject to customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The obligations of Caltech Trading under the Forward Purchase Agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by the Company.
The Company accounted for the Forward Purchase Agreement in accordance with the guidance in
ASC 815-40 and
accounts for such agreement as a derivative liability. The liability is subject to re-measurement at
each balance sheet date, with changes in fair value recognized in the statement of operations.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$—	$—	$1,092,500
Private Placement Warrants	—	—	904,858

Warrant Liability	—	—	1,997,358
Forward Purchase Agreement Liability	—	—	1,887,939

Total	$—	$—	$3,885,297

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

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	6.5%	6.5%	6.5%
Expected term	5.75 years	5.75 years	0.75 year
Risk-free rate	1.33%	1.33%	0.09%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value at December 31, 2021.

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	8.4%	8.4%	8.4%
Expected term	5.56 years	5.56 years	0.56 year
Risk-free rate	1.30%	1.30%	0.21%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022.

Inputs	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$10.00
Volatility	5.2%	5.2%
Expected term	5.31 years	0.31 year
Risk-free rate	2.39%	0.64%
Probability of acquisition	60.0%	100.0%
Dividend yield	0%	0%
The change in the fair value of the derivative warrant liabilities is summarized as follows:

	Private Placement	Public Warrant	Total Warrant Liability	Forward Purchase Agreement
Fair value as of December 31, 2021	$1,521,098	2,185,000	3,706,098	$1,726,908
Change in fair value of warrant liabilities	(616,240)	(1,092,500)	(1,708,740)	161,031

Fair value as of March 31, 2022	$904,858	1,092,500	1,997,358	$1,887,939

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021,
there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021,
there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021,
there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one basis.
Public Rights
Each holder of a Public Right will be entitled to receive
one-tenth
(1/10) of one share of Class A Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon the exchange of the Public

Rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A Common Stock will receive in the transaction on an as-converted
into Class A Common Stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
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

As indicated in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit of $7,256,656. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $198,124 in its operating bank account, $116,163,809 in its trust account, and working capital of approximately $326,872.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
As of March 31, 2022, we did not have any
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
For the three-month period ended March 31, 2022, we had net income of $1,353,462, which consisted of $1,547,709 non-operating
income resulting from the change in fair value of derivative liabilities and forward purchase agreement and $11,696 interest income generated from the cash held in the trust account. These other incomes are offset by $205,943 in general and administrative expense.
For the period from March 5, 2021 (inception) to March 31, 2021, we had net loss of $851, which was solely related to the formation costs of the Company.
Related Party Transactions
Please refer to Note 5, Related Party Transactions, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form
10-Q.
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
Recent Accounting Standards
Please refer to Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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
As of March 31, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31. 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of March 31, 2022, the loan balance was approximately $0.

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

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: May 9, 2022	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer