Form 10-Q
period 2022-06-30
Fintech Ecosystem Development Corp.
filed 2022-08-12
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
226-8101
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, one right, and one-half of one redeemable warrant	FEXDU	The Nasdaq Stock Market LLC
Class A Common stock, par value $0.0001 per share	FEXD	The Nasdaq Stock Market LLC
Rights included as part of the units Warrants,	FEXDR	The Nasdaq Stock Market LLC
each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FEXDW	The Nasdaq Stock Market LLC
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
As of August
12
, 2022, there were 11,557,500 Class A ordinary shares, $.0001 par value, and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Fintech Ecosystem Development Corp.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Information
FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$18,516	$612,750
Prepaid expenses	85,619	86,557

Total Current Assets	104,135	699,307
Long-term prepaid expenses	12,878	38,633
Cash held-in Trust Account	116,320,654	116,152,113

Total Assets	$116,437,667	$116,890,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$64,428	$179,371
Due to Related party	20,000	—

Total Current Liabilities	88,428	179,371
Derivative Forward purchase liability	1,777,116	1,726,908
Derivative Warrant liabilities	1,121,035	3,706,098
Deferred underwrite fee payable	3,737,500	3,737,500

Total Liabilities	6,724,079	9,349,877

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value	116,150,000	116,150,000
STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 representative shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6	6
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,436,706)	(8,610,118)

Total Stockholders’ Deficit	(6,436,412)	(8,609,824)

Total Liabilities and Stockholders’ Deficit	$116,437,667	$116,890,053

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended June 30, 2022	From March 5, 2021 (inception) to June 30, 2021
	June 30, 2022	June 30, 2021
Operating Expenses
General and administrative	$324,041	$82	$529,984	$933

Total operating expenses	324,041	82	529,984	933

Other Income (Expenses)
Change in fair value of derivative warrant liabilities	876,323	—	2,585,063	—
Change in fair value of derivative forward purchase liability	110,823	—	(50,208)	—
Income from investments held in Trust Account	156,845	—	168,541	—

Total other income (expenses), net	1,143,991	—	2,703,396	—

Net (Loss) Income	$819,950	$(82)	$2,173,412	$(933)

Basic & diluted net income (loss) per share (Class A)	$0.06	$(0.00)	$0.15	$(0.00)

Weighted average number of ordinary shares-basic and diluted (Class A)	11,557,500	—	11,557,500	—

Basic & diluted net loss per share (Class B)	$0.06	$(0.00)	$0.15	$(0.00)

Weighted average number of ordinary shares-basic and diluted (Class B) 1	2,875,000	2,500,000	2,875,000	2,500,000

From March 5, 2021 (inception) to

1.
For the period from March 5, 2021 (inception) to June 30, 2021, this excludes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock
	Class A		Class B		Additional
					Paid-in	Accumulated
	Shares	Amount	Share	Amount	Capital	Deficit	Total
Balance, March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Share issuance – Class B 1	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(851)	(851)

March 31, 2021	—	$—	2,875,000	$288	$24,712	$(851)	$24,149
Net loss	—	—	—	—	—	(82)	(82)

June 30, 2021	—	$—	2,875,000	$288	$24,712	$(933)	$24,067

	Common Stock
	Class A		Class B		Additional
					Paid-in	Accumulated
	Shares	Amount	Share	Amount	Capital	Deficit	Total
Balance, December 31, 2021	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
Net income	—	—	—	—	—	1,353,462	1,353,462

March 31, 2022	57,500	$6	2,875,000	$288	$—	$(7,256,656)	$(7,256,362)
Net income	—	—	—	—	—	819,950	819,950

June 30, 2022	57,500	$6	2,875,000	$288	$—	$(6,436,706)	$(6,436,412)

1.	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six months ended June 30, 2022	From March 5, 2021 (inception) to June 30, 2021
Cash flows from operating activities:
Net income (loss)	$2,173,412	$(933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative forward purchase liability	50,208	—
Change in fair value of warrant liabilities	(2,585,063)	—
Income from investments held in Trust Account	(168,541)	—
Changes in operating assets and liabilities:
Prepaid expenses	26,693	—
Accounts payable and accrued liabilities	(110,943)	847
Due to related party	20,000	—

Net cash used in operating activities	$(594,234)	$(86)

Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	—	25,000
Proceeds from promissory note from related parties	—	60,418
Payment of offering costs	—	(84,841)

Net cash provided by financing activities	—	577

Net change in cash	(594,234)	491
Cash, beginning of period	612,750	—

Cash, end of period	$18,516	$491

Supplemental Disclosures of Noncash Financing Activities Accrued deferred offering costs	$—	$114,140

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
On June 30, 2022, the Company had not yet commenced any operations. All activity from March 5, 2021 (inception) through June 30, 2022, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $18,516 in its operating bank account, $116,320,654 in its trust account, and working capital
 of approximately $15,707.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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
In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022, and its results of operations and cash flows for the six-month
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $18,516 and no cash equivalents on June 30, 2022. The Company had cash of $612,750 and no cash equivalents on December 31, 2021.
Cash Held in Trust Account
As of June 30, 2022 and December 31, 2021, the Company had $116,320,654 and $116,152,113 cash held in the Trust Account, respectively.
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
A.S.C. Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and the period from March 5, 2021 (inception) to June 30, 2021 respectively. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. On June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
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
and SEC Staff Accounting Bulletin Topic 5A-Expenses of offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ deficit upon the completion of the Initial Public Offering.
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
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $11.50 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the
10-trading
day period starting on the trading day after to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities—Warrants— Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price.
The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30 -day redemption period, to each warrant holder; and

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$575,000	$—	$—
Private Placement Warrants	—	—	546,035

Warrant Liability	575,000	—	546,035
Forward Purchase Agreement Liability	—	—	1,777,116

Total	$575,000	$—	$2,323,151

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

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	6.5%	6.5%	6.5%
Expected term	5.75 years	5.75 years	0.75 year
Risk-free rate	1.33%	1.33%	0.09%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value at December 31, 2021.

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	8.4%	8.4%	8.4%
Expected term	5.56 years	5.56 years	0.56 year
Risk-free rate	1.30%	1.30%	0.21%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022.

Inputs	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$10.00
Volatility	2.7%	5.2%
Expected term	5.31 years	0.31 year
Risk-free rate	2.97%	1.89%
Probability of acquisition	60.0%	100.0%
Dividend yield	0%	0%
The change in the fair value of the derivative warrant liabilities is summarized as follows:

	Private Placement	Public Warrant	Total Warrant Liability	Forward Purchase Agreement
Fair value as of December 31, 2021	$1,521,098	2,185,000	3,706,098	$1,726,908
Change in fair value of warrant liabilities	(975,063)	(1,610,000)	(2,585,063)	50,208

Fair value as of June 30, 2022	$546,035	575,000	1,121,035	$1,777,116

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one
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

As indicated in the accompanying financial statements, as of June 30, 2022, we had an accumulated deficit of $6,453,206. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $18,516 in its operating bank account, $116,320,654 in its trust account, and working capital of approximately $15,707.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.
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
As of June 30, 2022, we did not have any
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
For the
six-month
period ended June 30, 2022, we had net income of $2,173,412, which consisted of $2,534,855 non-operating
income resulting from the change in fair value of derivative liabilities and forward purchase agreement and $168,541 interest income generated from the cash held in the trust account. These other incomes are offset by $529,984 in general and administrative expense.
For the period from March 5, 2021 (inception) to June 30, 2021, we had net loss of $933, which was solely related to the formation costs of the Company.
Related Party Transactions
Please refer to Note 5, Related Party Transactions, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form
10-Q.
The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Recent Accounting Standards
Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that the PCAOB may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
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
In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of June 30, 2022, the loan balance was approximately $0.

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

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: August 12 , 2022	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer