Form 10-Q
period 2022-09-30
Fintech Ecosystem Development Corp.
filed 2022-11-08
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 3, 2022, there were 11,557,500 Class A ordinary shares, $.0001 par value, and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Fintech Ecosystem Development Corp.

Quarterly Report on Form 10-Q

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Information
FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$20,920	$612,750
Prepaid expenses	51,722	86,557

Total Current Assets	72,642	699,307
Long-term prepaid expenses	2,540	38,633
Cash held-in Trust Account	116,844,916	116,152,113

Total Assets	$116,920,098	$116,890,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$698,605	$179,371
Due to Related party	20,000	—
Promissory note	202,959	—

Total Current Liabilities	921,564	179,371
Derivative Forward purchase liability	1,312,403	1,726,908
Derivative Warrant liabilities	1,004,028	3,706,098
Deferred underwrite fee payable	3,737,500	3,737,500

Total Liabilities	6,975,495	9,349,877

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value	116,844,916	116,150,000
STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 representative shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6	6
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,900,607)	(8,610,118)

Total Stockholders’ Deficit	(6,900,313)	(8,609,824)

Total Liabilities and Stockholders’ Deficit	$116,920,098	$116,890,053

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended September 30, 2022	From March 5, 2021 (inception) to September 30, 2021
	September 30, 2022	September 30, 2021
Operating Expenses
General and administrative	$874,967	$—	$1,404,951	$933

Total operating expenses	874,967	—	1,404,951	933

Other Income (Expenses)
Change in fair value of derivative warrant liabilities	117,007	—	2,702,070	—
Change in fair value of derivative forward purchase liability	464,713	—	414,505	—
Income from investments held in Trust Account	524,262	—	692,803	—

Total other income (expenses), net	1,105,982	—	3,809,378	—

Net (Loss) Income	$231,015	$—	$2,404,427	$(933)

Basic & diluted net income (loss) per share (Class A)	$0.02	$(0.00)	$0.17	$(0.00)

Weighted average number of ordinary shares-basic and diluted (Class A)	11,557,500	—	11,557,500	—

Basic & diluted net loss per share (Class B)	$0.02	$(0.00)	$0.17	$(0.00)

Weighted average number of ordinary shares-basic and diluted (Class B) 1	2,875,000	2,500,000	2,875,000	2,500,000

From March 5, 2021 (inception) to

1.
For the period from March 5, 2021 (inception) to September 30, 2021, this excludes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.

The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount
Balance, March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Share issuance – Class B 1	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(851)	(851)

March 31, 2021	—	$—	2,875,000	$288	$24,712	$(851)	$24,149
Net loss	—	—	—	—	—	(82)	(82)

June 30, 2021	—	$—	2,875,000	$288	$24,712	$(933)	$24,067
Net loss	—	—	—	—	—	—	—

September 30, 2021	—	$—	2,875,000	$288	$24,712	$(933)	$24,067

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount
Balance, December 31, 2021	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
Net income	—	—	—	—	—	1,353,462	1,353,462

March 31, 2022	57,500	$6	2,875,000	$288	$—	$(7,256,656)	$(7,256,362)
Net income	—	—	—	—	—	819,950	819,950

June 30, 2022	57,500	$6	2,875,000	$288	$—	$(6,436,706)	$(6,436,412)
Net income	—	—	—	—	—	231,015	231,015
Remeasurement to Class A common stock subject to possible redemption	—	—	—	—	—	(694,916)	(694,916)

September 30, 2022	57,500	$6	2,875,000	$288	$—	$(6,900,607)	$(6,900,313)

1.	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these condensed financial statement

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine months ended September 30, 2022	From March 5, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$2,404,427	$(933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative forward purchase liability	(414,505)	—
Change in fair value of warrant liabilities	(2,702,070)	—
Income from investments held in Trust Account	(692,803)	—
Paid-in-kind interest	2,959	—
Changes in operating assets and liabilities:
Prepaid expenses	70,928	—
Accounts payable and accrued liabilities	519,234	847
Due to related party	20,000	—

Net cash used in operating activities	$(791,830)	$(86)

Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	—	25,000
Proceeds from promissory note from related parties	—	60,418
Proceeds from promissory note	200,000	—
Payment of offering costs	—	(84,841)

Net cash provided by financing activities	200,000	577

Net change in cash	(591,830)	491
Cash, beginning of period	612,750	—

Cash, end of period	$20,920	$491

Supplemental Disclosures of Noncash Financing Activities Accrued deferred offering costs	$—	$114,140

Remeasurement of Class A common stock subject to possible redemption	$694,916	$—

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
On September 30, 2022, the Company had not yet commenced any operations. All activity from March 5, 2021 (inception) through September 30, 2022, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end.
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

Liquidity and Capital Resources
As of September 30, 2022, the Company had $20,920 in its operating bank account, $116,844,916 in its trust account, and working deficit of approximately $848,922.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.
On August 2, 2022, the Company borrowed additional $200,000 through a promissory note with HRT North America Ltd. LLC to support its liquidity needs (refer to Note 5).
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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022, and its results of operations and cash flows for the nine-month period then ended.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $20,920 and no cash equivalents on September 30, 2022. The Company had cash of $612,750 and no cash equivalents on December 31, 2021.
Cash Held in Trust Account
As of September 30, 2022 and December 31, 2021, the Company had $116,844,916 and $116,152,113 cash held in the Trust Account, respectively.
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

A.S.C. Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period from March 5, 2021 (inception) to September 30, 2021 respectively. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. On September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
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
The ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	115,000,000
Less:
Proceeds allocated to Public Warrants	(1,380,000)
Class A ordinary share issuance costs	(6,309,800)

Plus:
Accretion of carrying value to redemption value	8,839,800

Class A ordinary shares subject to redemption ad December 31, 2021	116,150,000

Plus:
Remeasurement to common stock subject to possible redemption amount	694,916

Class A ordinary shares subject to redemption at September 30, 2022	116,844,916

Issued and adopted accounting standards
In August 2020, the FASB issued ASU
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
Outside of the above, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Promissory Note
On March 8, 2021, the Sponsor issued an unsecured promissory note (“March 2021 Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000, of which $141,768 was borrowed by the Company during 2021. The March 2021 Note was non-interest
bearing and was fully repaid during 2021.
On June 16, 2022, an affiliate of the Sponsor issued an unsecured promissory note (“June 2022 Note”) to the Company, pursuant to which the Company borrowed principal amount of $20,000. The June 2022 Note is non-interest
bearing and matures on the earlier of: i) the consummation of the Company’s initial business combination; and ii) May 15, 2023. As of September 30, 2022, $20,000 remains outstanding on this note.
On August 2, 2022, a company owned by a director of our potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed principal amount of $200,000. The August 2022 Note has an interest rate of 9% per annum and matures on the earlier of: i) the consummation of the Company’s initial business combination; and ii) February 2, 2023. As of September 30, 2022, there was $200,000 remains outstanding on this note and interest of $2,959 was accrued.
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
If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and the number of shares of Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a stock dividend or recapitalization, reorganization, merger, or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$575,000	$ —	$—
Private Placement Warrants	—	—	429,028

Warrant Liability	575,000	—	429,028
Forward Purchase Agreement Liability	—	—	1,312,403

Total	$575,000	$ —	$1,741,431

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

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	6.5%	6.5%	6.5%
Expected term	5.75 years	5.75 years	0.75 year
Risk-free rate	1.33%	1.33%	0.09%

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value at December 31, 2021.

Inputs	Public Warrant	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	8.4%	8.4%	8.4%
Expected term	5.56 years	5.56 years	0.56 year
Risk-free rate	1.30%	1.30%	0.21%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022.

Inputs	Private Placement Warrant	Forward Purchase Units
Exercise price	$11.50	$10.00
Volatility	3.2%	5.2%
Expected term	5.06 years	0.06 year
Risk-free rate	3.98%	2.75%
Probability of acquisition	15.0%	100.0%
Dividend yield	0%	0%
The change in the fair value of the derivative warrant liabilities is summarized as follows:

	Private Placement	Public Warrant	Total Warrant Liability	Forward Purchase Agreement
Fair value as of December 31, 2021	$1,521,098	2,185,000	3,706,098	$1,726,908
Change in fair value of warrant liabilities	(1,092,070)	(1,610,000)	(2,702,070)	(414,505)

Fair value as of September 30, 2022	$429,028	575,000	1,004,028	$1,312,403

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one
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
Business Combinations
Rana Business Combination Agreement
On September 11, 2022, the Company announced that it, with Fama Financial Services, Inc., a Georgia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Rana Financial Inc., a Georgia corporation (“Rana”) and David Kretzmer, as representative of the Shareholders (“Shareholder Representative”), had entered into a business combination agreement (the “Rana Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Merger Sub will be merged with and into Rana (the “Merger”), with Rana surviving the Merger as a wholly-owned subsidiary of the Company. The key terms of the Rana Business Combination Agreement are as follows:
Structure of the Rana Business Combination

(a)
The transaction is structured as a reverse triangular merger. Pursuant to the Rana Business Combination Agreement, on the closing date, Merger Sub will be merged with and into Rana, with Rana surviving the Merger (together with the other transactions related thereto, the “Proposed Rana Transactions”) as a wholly-owned direct subsidiary of the Company (the “Surviving Company”).

(b)
At the effective time of the Merger (the “Effective Time”), the certificate of incorporation of Rana, as in effect immediately prior to the Effective Time, shall be the certificate of incorporation of the Surviving Company, until thereafter amended as provided by law and such certificate of incorporation.

(b)
At the Effective Time, the bylaws of Merger Sub, as in effect immediately prior to the Effective Time, shall be the bylaws of the Surviving Company until thereafter amended as provided by law, the certificate of incorporation of the Surviving Company and such bylaws, as applicable.

(c)
At the closing, the Company shall amend and restate, effective as of the Effective Time, its certificate of incorporation to be as set forth in the Rana Business Combination Agreement, pursuant to which the Company shall have a single class structure with shares of Class A common stock, par value $0.0001 per share, having voting rights of one vote per share (the “New Acquiror Class A Common Stock”).

(d)
The Company shall pay a combination of Rana Cash Consideration and Rana Equity Consideration for the Company Common Stock subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $5,711,662 (the “Rana Escrow Amount”).

The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock.
The closing of the Proposed Rana Transactions (the “
Rana Closing
”) will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of September 30, 2022, the Rana Business Combination has not been closed.

Afinoz Business Combination Agreement
On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The key terms of the Afinoz Business Combination Agreement are as follows:

(a)
The transaction is structured as a purchase of limited liability company membership interests. Pursuant to the Afinoz Business Combination Agreement, on the closing date, the Company will purchase the limited liability company membership interests of Afinoz, with Afinoz continuing as a wholly-owned direct subsidiary of the Company (together with the other transactions related thereto, the “Proposed Afinoz Transactions”).

(b)
The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”).

The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock.
The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of September 30, 2022, the Afinoz Business Combination has not been closed.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Based on this review, the Company did not identify any subsequent events through the date of the issuance of the financial statements that would have required disclosure or adjustment in the financial statements except the following:

•	On October 21, 2022, the Company announced the time by which the Company has to consummate a business combination has been extended from October 21, 2022 until January 21, 2023;

•
On October 21, 2022, the Company consummated a private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “New Warrants”), generating total proceeds of $1,150,000 (the “Private Placement”). The New Warrants were purchased by Revofast LLC (the “Sponsor”), the Company’s sponsor, and are substantially similar to the private placement warrants issued to the Sponsor at the time of the Company’s IPO in October 2021;

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

As indicated in the accompanying financial statements, as of September 30, 2022, we had an accumulated deficit of $6,900,607. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Business Combinations

Rana Business Combination Agreement

On September 11, 2022, the Company announced that it, with Fama Financial Services, Inc., a Georgia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Rana Financial Inc., a Georgia corporation (“Rana”) and David Kretzmer, as representative of the Shareholders (“Shareholder Representative”), had entered into a business combination agreement (the “Rana Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Merger Sub will be merged with and into Rana (the “Merger”). The Company shall pay a combination of Rana Cash Consideration and Rana Equity Consideration for the Company Common Stock subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $5,711,662 (the “Rana Escrow Amount”). The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock. The closing of the Proposed Rana Transactions (the “Rana Closing”) will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of September 30, 2022, the Rana Business Combination has not been closed.

Afinoz Business Combination Agreement

On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”). The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock. The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of September 30, 2022, the Afinoz Business Combination has not been closed.

On October 21, 2022, the Company announced the time by which the Company has to consummate a business combination has been extended from October 21, 2022 until January 21, 2023;

Private placement

On October 21, 2022, the Company consummated a private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “New Warrants”), generating total proceeds of $1,150,000 (the “Private Placement”). The New Warrants were purchased by Revofast LLC (the “Sponsor”), the Company’s sponsor, and are substantially similar to the private placement warrants issued to the Sponsor at the time of the Company’s IPO in October 2021;

Liquidity and Capital Resources

As of September 30, 2022, the Company had $20,920 in its operating bank account, $116,844,916 in its trust account, and working deficit of approximately $848,922.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,748 loan was fully repaid during 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the nine-month period ended September 30, 2022, we had net income of $2,404,427, which consisted of $3,116,575 non-operating income resulting from the change in fair value of derivative liabilities and forward purchase agreement and $692,803 interest income generated from the cash held in the trust account. These other incomes are offset by $1,404,951 in general and administrative expenses.

For the period from March 5, 2021 (inception) to September 30, 2021, we had net loss of $933, which was solely related to the formation costs of the Company.

Related Party Transactions

Please refer to Note 5, Related Party Transactions, in “Part 1. Financial Information—Item 1. Financial Statements” for a discussion of our related party transactions.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information—Item 1. Financial Statements” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

As of September 30, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective during the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 21, 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business combination and in the Company’s ability to complete a Business Combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 3,900,250 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of, $3,900,250, $2,923,400 of which was placed in the Trust Account.

In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of September 30, 2022, the loan balance was approximately $0.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: November 8, 2022	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer