Form 10-K
period 2022-12-31
Fintech Ecosystem Development Corp.
filed 2023-04-20
CIK 1852407

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40914

FINTECH ECOSYSTEM DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2438985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Springhouse Drive, Suite 204 Collegeville, PA 19426 (610) 226-8101	19426
( Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including
area code: 909-843-6518
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one right and one-half of one redeemable warrant	FEXDU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	FEXD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FEXDW	The Nasdaq Stock Market LLC
Rights included as part of the units	FEXDR	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒     No  ☐
The Registrant’s Units began trading on the Nasdaq Global Market on October 19, 2021, and the Registrant’s shares of Class A common stock and public warrants included in the units began separate trading on the Nasdaq Global Market on January 11, 2022.
The aggregate market value of the Class A common stock, $0.0001 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2022, based upon the last sale price of such stock on that date as reported by the Nasdaq Capital Market, was $79,187,378.
As of March 31, 2023, there were
11,557,500 Class A common shares, $.0001 par value, and 2,875,000 Class B common shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None

FINTECH ECOSYSTEM DEVELOPMENT CORP.

ANNUAL REPORT ON FORM

10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

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

PART I

Item 1. Business.

Business Overview

Our Company

We are a newly organized blank check company incorporated on March 5, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf initiated any substantive discussions, directly or indirectly, with any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. While we may pursue an acquisition opportunity in any industry, sector, or geography, we intend to focus on the financial technology (“FinTech”) sector in South Asia.

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

Recent Developments

Rana Business Combination Agreement

On September 11, 2022, the Company announced that it, with Fama Financial Services, Inc., a Georgia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Rana Financial Inc., a Georgia corporation (“Rana”) and David Kretzmer, as representative of the Shareholders (“Shareholder Representative”), had entered into a business combination agreement (the “Rana Business Combination Agreement”), dated

September 9, 2022, pursuant to which, among other things, Merger Sub will be merged with and into Rana (the “Merger”). The Company shall pay a combination of Rana Cash Consideration and Rana Equity Consideration for the Company Common Stock subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $5,711,662 (the “Rana Escrow Amount”). The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock. The closing of the Proposed Rana Transactions (the “Rana Closing”) will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Rana Business Combination has not been closed.

Afinoz Business Combination Agreement

On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”). The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock. The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Afinoz Business Combination has not been closed.

Extensions

On October 17, 2022, we extended the time by which we have to consummate a business combination by three months from October 21, 2022 to January 21, 2023. Furthermore, on January 20, 2023, we extended the time by which we have to consummate a business combination by three months from January 21, 2023 to April 21, 2023.

Letter to Rana

On April 10, 2023, timely, pursuant to the terms of the Rana Business Combination Agreement dated September 9, 2022, the Company sent a letter to Rana Financial, Inc. regarding its failure to deliver audited financial statements.

The Company also notified Rana of its intent to propose the termination of the Rana Business Combination Agreement and abandonment of the proposed business combination if the audited financial statements are not delivered to the Company by April 21, 2023.

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

Dr. Khandaker also led the development of the FAMACASH™ network, a global FinTech ecosystem that is integrating blockchain, artificial intelligence and cloud computing technologies to provide fast, affordable mobile money services in under-served countries such as Bangladesh. To implement the FAMACASH network, Dr. Khandaker has negotiated partnerships and joint ventures with financial service providers and technology leaders in many countries, including a joint venture with Sonali Bank, the national bank of Bangladesh. This joint venture provides a mobile wallet called SonaliPay™ that enables Bangladeshi diaspora workers to use smartphones and laptops to send money to Bangladesh. Dr. Khandaker has also led the development of a stablecoin product called REMIT™ to facilitate cross-border money transfers, as well as a cross-border e-wallet called AfriPay™ to help Africans working overseas, and a neo-bank for Muslim workers called Tohura™.

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

Lynn Perkins

Lynn Perkins will serve alongside Michael Tomczyk and Robin Meister as an independent director. Ms. Perkins is an accomplished senior executive with extensive experience as a chief financial officer, chief operating officer and chief administrative officer at major asset management businesses and global investment banks. Her expertise includes growth management, strategic planning and modeling, organizational development, and management of financial systems and processes. For seven years she served as Chief Financial Officer/Senior Vice President at First Eagle Investment Management, based in New York. Previously she was Managing Director, Global Chief Operating Officer, Asset Management Distribution and Marketing at Credit Suisse (New York), and Founding Partner and Chief Administrative Officer at Perella Weinberg Partners. For 20 years she held a variety of senior management positions at Morgan Stanley, including Chief Operating Officer, Investment Banking Division and Head of Institutional Liquidity Sales. As a business leader, Lynn is known for her integrity, work ethic and empathy. She holds a BA in Accounting and Economics from the University of North Carolina. She is a Board Member at CMC Berkshires.

The past performance of the members of our management team is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. None of our officers and directors has experience with special purpose acquisition companies.

We believe our ability to complete an initial business combination will be enhanced by our having entered into a forward purchase agreement with Caltech Trading Corp., which we refer to as our anchor investor. Founded in 2003, Caltech Trading is a New Jersey corporation engaged in commodities trading across a number of sectors, including the industrial, agricultural, metal and mineral, petroleum, and chemical sectors. Pursuant to the forward purchase agreement, our anchor investor has agreed to purchase from us a minimum of 8,000,000 and a maximum of 9,000,000 forward purchase units, with each forward purchase unit consisting of one Class A common share, or a forward purchase share, one right to purchase one-tenth of one Class A common share, or a forward purchase right, and one-half of one warrant to purchase one Class A common share, or a forward purchase warrant, for $10.00 per unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million, in a private placement that will close concurrently with the closing of our initial business combination. Caltech Trading’s commitment under the forward purchase agreement is subject to customary closing conditions described in “Description of Securities—Forward Purchase Units,” including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units. The forward purchase shares, the forward purchase rights and forward purchase warrants will be identical to the Class A common shares, the rights and warrants, respectively, included in the units being sold in this offering, except that they will be subject to certain transfer restrictions and registration rights, as described herein. The obligations of Caltech Trading under the forward purchase agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by us. There is no assurance that Caltech Trading will comply with its obligations under the forward purchase agreement. If Caltech Trading does not comply with its obligations, it could have an adverse effect on the Company’s ability to complete an initial business combination.

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

In 2014, Caltech International Trading Corporation (“Caltech International”), which is a former affiliate of Caltech Trading Corp., our anchor investor and the purchaser under the forward purchase agreement with us, was involved in a commercial dispute. The dispute also involved certain executives of Caltech International, including Mohammed S. Rahman, who was then the President of Caltech International and is currently the Chief Executive Officer of our anchor investor. The dispute resulted in litigation claiming that Caltech International and certain of its affiliates had breached certain contracts and engaged in fraud relating to transactions in which Caltech International borrowed money from third party investors. The court entered judgment against Caltech International for approximately $1,250,000 and against the executive defendants, including Mr. Rahman, for approximately $600,000. Mr. Rahman and the other executive defendants subsequently filed for personal bankruptcy, and the judgment against the executive defendants, including Mr. Rahman, was discharged in that bankruptcy.

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

Our team also maintains a robust network in the FinTech sector, including successful high growth companies in India, Bangladesh, Vietnam, Indonesia, Singapore, Malaysia as well as FinTech companies in Europe and the United States. We believe these contacts and partners will help facilitate the sourcing of potential business combination targets.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important to evaluate prospective business targets. We expect to evaluate acquisition opportunities and acquire a target FinTech company that has the following characteristics:

•	Organizational Vision We will seek partners that have quantifiable track records of developing innovative FinTech solutions for the world’s unbanked populations.

•

An Innovation Culture We will seek out businesses that have demonstrated a talent for inventing, adopting and/or deploying new technologies to meet the growing financial needs of emerging markets and would benefit from our management’s extensive network and experience to drive improved financial performance.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies in diverse sectors, as described more fully in “Management.”

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

As more fully discussed in “Management—Conflicts of Interest,” if any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which such officer or director has pre-existing fiduciary or contractual obligations, such officer or director may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have fiduciary duties or contractual obligations to several entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

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

Corporate Information

Our executive offices are located at 100 Springhouse Drive, Suite 204, Collegeville PA 19426, and our telephone number is (610) 226-8101.

Item 1A. Risk Factors.

Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business

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

Caltech Trading had previously expressed to the Company a non-binding interest to purchase up to 9.9% of the units in the initial public offering. Caltech Trading elected not to purchase any units in the initial public offering.

In consideration of the fact that Caltech Trading elected not to purchase any units in the initial public offering, there is a risk that Caltech Trading may not comply with its obligations under the forward purchase agreement.

If Caltech Trading does not comply with its obligations under the forward purchase agreement, we will need to secure alternative financing. There can be no assurances that we will be able to find such alternative financing arrangements. If we are able to find such alternative financing arrangements, such financing may be more expensive or otherwise on terms that are less favorable to the Company than our existing forward purchase agreement with Caltech Trading. If we are unable to obtain alternative financing arrangements from other third-party sources, it may have an adverse effect on our ability to consummate our initial business combination and we would be required to dissolve and liquidate the Company if we cannot consummate an initial business combination in the time frames discussed in this annual report.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The COVID-19 pandemic has resulted in a widespread health crisis and is adversely affecting the economies and financial markets in the United States and worldwide, and could adversely affect the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, continue to limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

There can be no assurance that our anchor investor will acquire any units in this offering, or as to the amount of such units our anchor investor will retain, if any, prior to or upon the consummation of our initial business combination. If our anchor investor elects to purchase the full amount described in “Principal Shareholders—Expression of Interest,” our sponsor and our anchor investor will own collectively 27.9% of our outstanding common shares. In the event that such anchor investor purchases such units (either in this offering or after) and votes them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result, these shareholders could have substantial control over us and be able to exercise significant influence over all matters requiring shareholder approval. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our common shares because investors often perceive disadvantages in owning shares in companies with principal shareholders.

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

The requirement that we complete our initial business combination within 18 months (upon exercising our option to extend the initial 12-month term for two additional three month terms) from the effective date of the registration statement of which this annual report is a part may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months (after we elected to extend the initial 12-month term for two additional three month terms) from October 21, 2021, the effective date of the registration statement consummating the Company’s initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk has increased as we utilize our options to extend the consummation deadline. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. On October 17, 2022, we extended the time by which we have to consummate a business combination by three months, from October 21, 2022, to January 21, 2023. On January 20, 2023, we extended the time by which we have to consummate a business combination by three months, from January 21, 2023, to April 21, 2023.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 18 months from October 21, 2021, the effective date of the registration statement consummating the initial public offering (the initial 12-month term plus two three month extensions). If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business—Business Strategy—Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination and (ii) our redemption of all of our public shares if we are unable to complete our business combination within 18 months. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

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

Since the net proceeds of this offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under United States securities laws. However, because we will have net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $5,000,000 upon the successful completion of this offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if this offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination after 18 months (the initial 12-month term and two three month extensions), our public stockholders may receive only approximately $10.10 per share, on our redemption, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination after 18 months, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months (the initial 12-month term and two three month extensions) following the effective date of the registration statement, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 18 months (the initial 12-month term and two three month extensions) following October 21, 2021 the effective date of the registration statement consummating the initial public offering of the Company, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months following the effective date of the registration statement consummating the initial public offering of the Company; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination after 18 months, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Of the net proceeds of this offering and the sale of the private placement warrants, only approximately $750,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses (excluding underwriting discounts and commissions) exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses (excluding underwriting discounts and commissions) are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. As of the date of this annual report, if we are unable to complete our initial business combination after 18 months (the initial 12-month term and two three month extensions) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.30 per share (before taking interest income and taxes into account) on our redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within 18 months from the effective date of the registration statement consummating the initial public offering of the Company, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by our a creditor or a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. As of the date of this annual report, if we are unable to complete our initial business combination after 18 months (the initial 12-month term and two additional three month terms), our public stockholders may receive only approximately $10.30 per share (before taking interest income and taxes into account) on the liquidation of our trust account and our rights and warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the General Corporation Law of the State of Delaware, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or 15th or 18th month, depending on whether we elect to extend the term for up to two additional three month terms) from the effective date of the registration statement consummating the Company’s initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

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

In connection with the consummation of this offering, we have entered into a forward purchase agreement with Caltech Trading, pursuant to which Caltech Trading has agreed to purchase from us a minimum of 8,000,000 forward purchase units and a maximum of 9,000,000 forward purchase units, each unit consisting of one Class A common share, or a forward purchase share, one right to purchase one-tenth (1/10) of one Class A common share, or a forward purchase right, and one-half of one warrant to purchase one Class A common share, or a forward purchase warrant, for $10.00 per unit, for an aggregate minimum amount of $80.0 million and an aggregate maximum amount of $90.0 million in a private placement that will close concurrently with the closing of our initial business combination. Caltech Trading’s commitment under the forward purchase agreement is subject to customary closing conditions described in “Description of Securities—Forward Purchase Units,” including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that meets all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. As of the date of this annual report, if we are unable to complete our initial business combination 18 months, our public stockholders may receive only approximately $10.30 per share (before taking interest income and taxes into account) on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.30 per share (before taking interest income and taxes into account) on the redemption of their shares.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. As of the date of this annual report, if we are unable to complete our initial business combination after 18 months, our public stockholders may receive only approximately $10.30 per share (before taking interest income and taxes into account) on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. As of the date of this annual report, if we are unable to complete our initial business combination after 18 months, our public stockholders may receive only approximately $10.30 per share (before taking interest income and taxes into account) on the liquidation of our trust account and our rights and warrants will expire worthless.

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

We have not yet identified any prospective target business, and thus, cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering, the sale of the private placement warrants and the proceeds from the sale of the forward purchase units prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. As of the date of this annual report, if we are unable to complete our initial business combination after 18 months (the initial 12-month term and two three month extensions), our public stockholders may only receive approximately $10.30 per share (before taking interest income and taxes into account) on the liquidation of our trust account, and our rights and warrants will expire worthless.

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

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only half of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the completion of our business combination.

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

If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2022, the Company identified the following material weaknesses as of December 31, 2022: (i) lack of proper segregation of duties due to the Chief Executive Officer’s ability to approve invoices and prepare and approve payments; (ii) lack of review controls over financial reporting, including formal accounting policies, procedures and controls over significant financial statement accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures; (iii) lack of review controls over related party transactions, which resulted in related party loans not being approved by the board of directors; and (iv) ineffective oversight on the part of the Company’s audit committee.

In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we will devote resources to design and implement remediation measures to address the material weakness related to the Company’s financial accounting and reporting and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial accounting and reporting.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of the Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

We have been approved to have our units listed on Nasdaq on the date of this annual report and our shares of Class A common stock, rights and warrants on or promptly after their date of separation. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders. We may not be able to meet those initial listing requirements at that time. We may not be able to meet those listing requirements at that time.

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

The founder shares will automatically convert into Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the prospectus consummating our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the representative shares, private placement warrants and underlying securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units and their underlying securities issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which our sponsor and initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

We have the ability to redeem outstanding warrants (and the forward purchase warrants) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants, rights and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We will be issuing (i) warrants to purchase 5,000,000 shares of our Class A common stock (or up to 5,750,000 shares of Class A common stock if the underwriters’ over-allotment option is exercised in full) and (ii) rights convertible into 1,000,000 shares of our Class A common stock (or up to 1,150,000 shares of Class A common stock if the underwriters’ over-allotment option is exercised in full) as part of the units offered by our initial public offering prospectus. Concurrently with the closing of this offering, our sponsor will purchase in a private placement 3,562,750 private placement warrants (or 3,900,250 if the over-allotment option is exercised in full), at a price of $1.00 per warrant, for an aggregate purchase price of $3,562,750 (or $3,900,250 if the over-allotment option is exercised in full), entitling our sponsor to receive upon conversion of such warrants 3,562,750 shares of Class A common stock. Our initial stockholders currently own an aggregate of 2,875,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into working capital warrants, at a price of $1.50 per working capital warrants, upon consummation of our initial business combination. The working capital warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants, conversion of these rights and loan conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants, rights and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Due to certain provisions contained in our warrant agreement, the warrants will be treated as a derivative liability, which could cause us to recognize certain adverse changes to our consolidated financial statements from similar special purpose companies that do not have these provision.

Due to certain provisions contained in our warrant agreement, both the public warrants and the private placement warrants will be treated as a derivative liability and we will be required to record the fair value of each warrant as a liability in accordance with the guidance contained in ASC 815-40. As a result, each quarter, we will be required to determine the fair value of each warrant and record the change on the value of the warrants from the prior quarter as a gain or a loss on our income statement, which will change the value of the liability for the warrants on our balance sheets. This accounting treatment could cause the market to react negatively to our financial performance and the obligation of a company with which we pursue our initial business combination to continue this accounting treatment could make it less likely that we will be able to consummate our initial business combination.

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

We will be issuing rights to purchase 1,000,000 shares of our Class A common stock (or up to 1,150,000 shares of common stock if the underwriter’s over-allotment option is exercised in full) and warrants to purchase 5,000,000 shares of our common stock (or up to 5,750,000 shares of common stock if the underwriter’s over-allotment option is exercised in full) as part of the units offered by our initial public offering prospectus and, simultaneously with the closing of this offering, we will be issuing 3,562,750 private placement warrants exercisable to purchase an aggregate of 3,562,750 shares of our Class A common stock. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these rights and warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when converted or exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Directors and Executive Officers.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination. See a description of our executive officers’ and directors’ current affiliations under the headings “Management” and “Management—Conflicts of Interest” below.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Directors and Executive Officers,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor will lose some or all of its investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Upon the closing of this offering, our sponsor and the initial stockholders will collectively hold 2,875,000 founder shares as of the date of our initial public offering prospectus (up to 375,000 of which are subject to forfeiture), for which it paid $0.009 per founder share. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from the company. Prior to our sponsor’s initial investment of $25,000, we had no assets, tangible or intangible. Moreover, as consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received from our sponsor 50,000 of our sponsor’s 2,500,000 founder shares (assuming forfeiture of 375,000 founder shares in the event the underwriter’s over-allotment option is exercised), at a price of $0.009 per share. The per-share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. Our sponsor has agreed not to transfer any of its ownership interest in the founder shares (except to certain permitted transferees) until the earlier of (i) the first anniversary of the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, our sponsor and initial shareholders have entered into a letter agreement with us, pursuant to which they has agreed to waive (i) their redemption rights with respect to all shares of our common stock then owned by them in connection with the completion of our initial business combination and (ii) their rights to liquidating distributions from the trust account with respect to their founder shares and private placement warrants if we fail to complete our initial business combination within 18 months (after we elected to extend the initial 12-month term for two additional three month terms) from the effective date of the registration statement consummating our initial public offering (although it will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).

Our sponsor has purchased an aggregate of 3,900,250 private placement warrants (assuming the underwriter’s over-allotment option is not exercised) for a purchase price of $3,900,250, or $1.00 per warrant. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. Caltech Trading previously indicated its intention to provide financing to our sponsor in connection with our sponsor’s purchase of the private placement warrants. On October 20, 2021, the Company announced that Caltech Trading will not provide financing to our sponsor. As a result, our sponsor expects to admit a third party institutional investor as a new member which would make a capital contribution to raise the funds required to purchase the private placement warrants. The Investor would own 95% of the equity of our sponsor and Saiful Khandaker, our Chief Executive Officer, would own 5% of the equity of our sponsor. Mr. Khandaker will remain our Chief Executive Officer and will remain the sole managing member with voting and dispositive control over our sponsor’s securities.

The founder shares and the private placement warrants will be worthless if we do not complete an initial business combination. This and other personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary (after we elected to extend the term for two additional three month terms) of the effective date of the registration statement consummating our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

As of December 31, 2022, we had $10,335 in cash and a working capital deficit of $1,759,163, respectively. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

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

Recent Sales of Unregistered Securities

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 3,900,250 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of $3,900,250 and $2,923,400, which was placed in the Trust Account.

On October 21, 2022, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “October 2022 Private Placement Warrants”), generating total proceeds of $1,150,000, which was placed in the Trust Account.

On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “January 2023 Private Placement Warrants”), generating total proceeds of $1,150,000, which was placed in the Trust Account.

In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $400,000 pursuant to an unsecured promissory note. As of December 31, 2022, the loan balance was $0.

Item 6. Selected Financial Data.

RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “company” or “our company” are to Fintech Ecosystem Development Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. For additional detail regarding our initial public offering and related transactions, see “Note 1- Description Of Organization And Business Operations and Going Concern.”

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had an accumulated deficit of $6,458,042. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. On January 20, 2023, we announced the time by which we have to consummate our initial business combination has been extended until April 21, 2023.

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

Substantially concurrently with the closing of the IPO, the Company completed the sale, in a private placement, of 3,900,250 warrants (the “Private Placement Warrants”), to the Company’s sponsor, Revofast LLC, at an aggregate price of, and generating gross proceeds to the Company of $3,900,250, $2,923,400 of which was placed in a trust account. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the Company’s initial business combination, and will have certain registration rights.

Business Combinations

Rana Business Combination Agreement

On September 11, 2022, the Company announced that it, with Fama Financial Services, Inc., a Georgia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Rana Financial Inc., a Georgia corporation (“Rana”) and David Kretzmer, as representative of the Shareholders (“Shareholder Representative”), had entered into a business combination agreement (the “Rana Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Merger Sub will be merged with and into Rana (the “Merger”). The Company shall pay a combination of Rana Cash Consideration and Rana Equity Consideration for the Company Common Stock subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $5,711,662 (the “Rana Escrow Amount”). The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock. The closing of the Proposed Rana Transactions (the “Rana Closing”) will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Rana Business Combination has not been closed.

Afinoz Business Combination Agreement

On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”). The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock. The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Afinoz Business Combination has not been closed.

Extensions

On October 17, 2022, we extended the time by which we have to consummate a business combination by three months from October 21, 2022 to January 21, 2023. Furthermore, on January 20, 2023, we extended the time by which we have to consummate a business combination by three months from January 21, 2023 to April 21, 2023

Private placement

On October 21, 2022, the Company consummated a private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “October 2022 Private Placement Warrants”), generating total proceeds of $1,150,000. The October 2022 Private Placement Warrants were purchased by Revofast LLC (the “Sponsor”), the Company’s sponsor, and are substantially similar to the private placement warrants issued to the Sponsor at the time of the Company’s IPO in October 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $10,335 in its operating bank account, $118,985,048 investments held in its trust account, and a working capital deficit of approximately $1,759,163.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,768 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022, there were no amounts owed.

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

Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. The factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that result from our inability to continue as a going concern.

There is no assurance that our plans to consummate an initial business combination will be successful by April 21, 2023. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and we did not have any commitments or contractual obligations.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had net income of $3,837,124, which consisted of $4,471,921 non-operating income resulting from the change in fair value of derivative liabilities and forward purchase agreement and $1,682,935 interest income generated from the investments held in the trust account. These other incomes are offset by $2,027,390 in general and administrative expenses and income tax expenses of $290,342.

For the period from March 5, 2021 (inception) to December 31, 2021, we had net a loss of $1,882,603, which consisted of $102,600 offering costs associated with derivative warrant liabilities, $1,538,267 non-operating loss resulting from the change in fair value of derivative liabilities and forward purchase agreement, $102,466 franchise tax expense, and $141,383 in general and administrative expense. These loss and expenses were offset by $2,113 interest income generated from the investments held in the trust account.

Related Party Transactions

Please refer to Note 5, Related Party Transactions, in “Item 8. Financial Statements and Supplementary Data” for a discussion of our related party transactions.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our consolidated financial statements. See “Note 2, Summary of Significant Accounting Policies, in “Item 8. Financial Statements and Supplementary Data” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our consolidated financial statements contained in this Annual Report on FORM 10-K. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Standards

Please refer to Note 2, Summary of Significant Accounting Policies, in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that the PCAOB may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Accounting Firm (PCAOB ID 688)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholder’s Deficit for the Year Ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Fintech Ecosystem Development Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fintech Ecosystem Development Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note
1, if the Company is unable to complete a business combination by April 21, 2023, then the Company will cease all operations except for the purpose of liquidating. Additionally, the Company’s business plan is dependent on the completion of a business combination and the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The date for mandatory liquidation and subsequent dissolution and the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the
accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements
. We believe that our audits provide a reasonable basis for our opinion
.
/s/ Marcum
LLP
Marcum
LLP
We have
served
as the Company’s auditor since 2021.
Boston, MA
April
20
, 2023

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$10,335	$612,750
Prepaid expenses	38,951	86,557

Total current assets	49,286	699,307
Long-term prepaid expenses	—	38,633
Investments held in trust account	118,985,048	116,152,113

Total assets	$119,034,334	$116,890,053

LIABILITIES, COMMON SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$990,605	$179,371
Income tax payable	290,342	—
Promissory notes from related parties	527,502	—

Total current liabilities	1,808,449	179,371
Derivative forward purchase liability	285,567	1,726,908
Derivative warrant liabilities	756,018	3,706,098
Deferred underwriter fee payable	3,737,500	3,737,500

Total liabilities	6,587,534	9,349,877

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value	118,392,240	116,150,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6	6
Class B common stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(5,945,734)	(8,610,118)

Total stockholders’ deficit	(5,945,440)	(8,609,824)

Total liabilities, common shares subject to possible redemption and stockholders’ deficit	$119,034,334	$116,890,053

The accompanying notes are an integral part of these consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2022 and for the Period From
March 5, 2021 (Inception) Through December 31, 2021

	For the year ended December 31, 2022	For the period from March 5, 2021 (inception) through December 31, 2021
Operating Expenses:
Formation and Operating Costs	$2,027,390	$243,849

Total operating expenses	2,027,390	243,849

Other Income (Expenses):
Offering costs associated with derivative warrant liabilities	—	(102,600)
Change in fair value of derivative warrant liabilities	3,030,580	(1,312,034)
Change in fair value of derivative forward purchase liability	1,441,341	(226,233)
Income from investments held in Trust Account	1,682,935	2,113

Total other income (expenses), net	6,154,856	(1,638,754)

Income (loss) before income taxes	$4,127,466	$(1,882,603)
Income taxes	290,342	—

Net income (loss)	$3,837,124	$(1,882,603)

Basic & diluted net income (loss) per share (Class A)	$0.27	$(0.34)

Weighted average number of common share-basic and diluted (Class A)	11,557,500	2,726,188
Basic & diluted net income (loss) per share (Class B)	$0.27	$(0.34)

Weighted average number of common shares-basic and diluted (Class B)	2,875,000	2,875,000

The accompanying notes are an integral part of these consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2022 and for the Period From March 5, 2021 (Inception)
Through December 31, 2021

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total
	Class A		Class B
	Shares	Amount	Share	Amount

Balance, March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Share issuance – Class A	57,500	6	—	—	351,032	—	351,038
Share issuance – Class B	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(1,882,603)	(1,882,603)
Sale of Private Placement Warrants	—	—	—	—	2,886,185	—	2,886,185
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(3,261,929)	(6,727,515)	(9,989,444)

December 31, 2021	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
Net Income	—	—	—	—	—	3,837,124	3,837,124
Sale of Private Placement Warrants	—	—	—	—	1,069,500	—	1,069,500
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,069,500)	(1,172,740)	(2,242,240)

December 31, 2022	57,500	$6	2,875,000	$288	$—	$(5,945,734)	$(5,945,440)
The accompanying notes are an integral part of these consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2022 and for the Period From
March 5, 2021 (Inception) Through December 31, 2021

	For the year ended December 31, 2022	For the period from March 5, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$3,837,124	$(1,882,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	102,600
Change in fair value of derivative forward purchase liability	(1,441,341)	226,233
Change in fair value of warrant liabilities	(3,030,580)	1,312,034
Related party promissory note accrued interest	7,545	—
Income from investments held in trust account	(1,682,935)	(2,113)
Changes in operating assets and liabilities:
Prepaid expenses	86,239	(125,190)
Accounts payable and accrued liabilities	811,234	179,371
Income tax payable	290,342	—

Net cash used in operating activities	$(1,122,372)	$(189,669)

Cash flows from investing activities:
Cash deposited in Trust Account	(1,150,000)	(116,150,000)

Net cash used in investing activities	(1,150,000)	(116,150,000)

Cash flows from financing activities:
Proceeds from issuance of common shares to Sponsor	—	25,000
Proceeds from issuance of warrants to Sponsor	1,150,000	—
Proceeds from promissory notes from related parties	520,000	35,000
Repayment of promissory notes	(43)	(141,768)
Proceeds from the Initial Public Offering, gross	—	115,000,000
Proceeds from private placement	—	3,900,250
Payment of underwriter commission fee	—	(1,437,500)
Payment of offering costs	—	(428,563)

Net cash provided by financing activities	1,669,957	116,952,419

Net (decrease) increase in cash	(602,415)	612,750
Cash, beginning of period	612,750	—

Cash, end of period	$10,335	$612,750

Supplemental Disclosures of Noncash Financing Activities
Offering costs paid by related party under promissory note	$—	$106,768
Deferred underwriter commission for the Initial Public Offering	$—	$3,737,500
Issuance of Class A shares in connection with Initial Public Offering	$—	$351,038
Remeasurement of Class A shares subject to redemption	$2,242,240	$—
The accompanying notes are an integral part of these consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
Fintech Ecosystem Development Corp. (the “Company” or “FEXD”) is a blank check company incorporated in the State of Delaware on
March 5, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the financial technology development industry.
On December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end.
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
The Company will have until 12 months, being October 21, 2022, (or 15 or 18 months, depending on whether we elect to extend the initial 12-month term for up to two additional three-month terms) from the effective date of the registration statement to consummate a Business Combination (the “Combination Period”)
.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem
100
% of the outstanding Class A Common Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to

$
50,000),

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
Business Combinations
On September 11, 2022, the Company entered into two business combination agreements. Refer to Note 6.
On October 21, 2022, the Company’s board of directors approved to extend the time by which the Company has to consummate a business combination from October 21, 2022 until January 21, 2023.
On January 20, 2023, the Company’s board of directors further approved to extend the time by which the Company has to consummate a business combination from January 21, 2023 to April 21, 2023 (Note 11).

On April 10, 2023, the Company sent a letter to Rana Financial, Inc. and David Kretzmer a letter notifying Rana Financial, Inc. of its failure to deliver audited financial statements pursuant to the business combination agreement dated September 9, 2022. The Company notified Rana of its intent to propose the termination of the agreement and abandonment of the contemplated business combination within if the audited financial statements are not received by April 21, 2023. Refer to Note 11.
Liquidity and Capital Resources
As of December 31, 2022, the Company had $10,335 in its operating bank account, $118,985,048 investments held in its trust account, and working capital deficit of approximately $1,759,163.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,768 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
On August 2, 2022, the Company borrowed $200,000 through a promissory note with HRT North America Ltd. LLC to support its liquidity needs. The Company borrowed an additional $300,000 through a promissory note with the Sponsor on October 19, 2022 (refer to Note 5).
On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant generating total proceeds of $1,150,000 (refer to Note 11).
On January 20, 2023, the Company entered into a $200,000 promissory note with its Sponsor (refer to Note 11).
Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in what ever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The con
solidate
d
financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic
205-40,
“Presentation of Financial

Statements – Going Concern,” the Company has until April 21, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 21, 2023.

Risks and Uncertainties
Management is currently evaluating the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Principle of consolidation
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Fama Financial Services, Inc. (“Fama”), which was incorporated on August 23, 2022 in the State of Georgia. There were no material business activities in Fama for the period from its incorporation date to December 31, 2022. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.
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
companies, but any such election
to opt-out is
irrevocable. The Company has elected not
to opt-out of
such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult
or
impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $10,335 and no cash equivalents on December 31, 2022. The Company had cash of $612,750 and no cash equivalents on December 31, 2021.
Investment Held in Trust Account
As of December 31, 2022 and 2021, the Company had $118,985,048 and $116,152,113 investments held in the Trust Account, respectively. The investments held in the Trust Account were held in marketable treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.
Income taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no
 unrecognized tax benefits and
no
 amounts accrued for interest and penalties as of December
31
,
2022
and
2021
. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.

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
O
n August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.

The exercise tax imposes a 1% tax on covered corporations on the fair market value of any stock of the corporation which is repurchased by such corporation for taxable years beginning after December 31, 2022. The exercise tax is applicable to certain SPAC redemptions, including in connection with a SPAC’s business combination. The amount of a redemption subject to the exercise tax is reduced by the fair market value of any stock issued by the SPAC during the taxable year of the redemption. The Company has not completed its initial business combination and there were no share redemptions during the year ended December 31, 2022. The exercise tax will only be applicable to the Company for its taxable years post December 31, 2022. The Company is still in the process of assessing the effects of the exercise tax to its consolidated financial statements.
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from inception to December 31, 2022. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) to December 31, 2021:
Year ended December 31, 2022

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$3,072,757	$764,367
Denominator:
Basic and diluted weighted average common stock outstanding	11,557,500	2,875,000
Basic and diluted net income per common stock	$0.27	$0.27

Period from March 5, 2021 (inception) to December 31, 2021

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net loss	$(916,293)	$(966,310)
Denominator:
Basic and diluted weighted average common stock outstanding	2,726,188	2,875,000
Basic and diluted net loss per common stock	$(0.34)	$(0.34)
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statements of operations as incurred.
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
SEC Staff Accounting Bulletin Topic 5A-
Expenses of offering.
 Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses
in the statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ deficit upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
All of the 11,500,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, 11,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

As of December 31, 2022 and 2021, the common shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,380,000)
Class A common share issuance costs	(6,309,800)

Plus:
Accretion of carrying value to redemption value	8,839,800

Class A common shares subject to redemption at December 31, 2021	$116,150,000

Plus:
Remeasurement to common stock subject to possible redemption amount	2,242,240
Class A common shares subject to redemption at December 31, 2022	$118,392,240

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
ASU 2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 for smaller reporting companies, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.
 The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.
Outside of the above, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated
financial
statements
.
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

agg
regate). The excess of the proceeds over the fair value of the Private Placement Warrants has been recognized as a capital contribution from the Sponsor.
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
On October 21, 2022, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “October 2022 Private Placement Warrants”), generating total proceeds of $1,150,000. The October 2022 Private Placement Warrants were purchased by the Sponsor and are substantially similar to the private placement warrants issued to the Sponsor at the time of IPO in October 2021. The October 2022 Private Placement Warrants have been issued pursuant to and are governed by a Warrant Agreement that is substantially similar to the Warrant Agreement that the Company entered into at the time of the IPO. Similar to the private placement warrants issued at the time of the IPO, the October 2022 Private Placement Warrants will not be transferable, assignable or salable until 30 days after the Company’s initial business combination and, unlike such private placement warrants, are not redeemable by the Company at any time (including following transfer by the Sponsor or its permitted transferees).
The proceeds received by the Company in connection with the issuance of the October 2022 Private Placement Warrants have been deposited in the trust account (the “Trust Account”) established at the time of the IPO. In accordance with the Company’s Amended and Restated Certificate of Incorporation, the deposit of such proceeds into the Trust Account on or prior to October 21, 2022 will extend by three months until January 21, 2023, which is the time the Company will have to consummate an initial business combination.
On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “January 2023 Private Placement Warrants”), generating total proceeds of $1,150,000. In accordance with the Company’s Amended and Restated Certificate of Incorporation, the deposit of such proceeds into the Trust Account will extend by another three months until April 21, 2023, which is the time the Company will have to consummate an initial business combination.
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
Promissory Notes
On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Sponsor Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000, of which $141,768 was borrowed by the Company during 2021. The Sponsor Note was non-interest bearing
and was fully repaid as of December 31, 2021.
On June 16, 2022, an affiliate of the Sponsor issued an unsecured promissory note (“June 2022 Note”) to the Company, pursuant to which the Company borrowed principal amount of $20,000. The June 2022 Note is non-interest
bearing and matures on the earlier of: i) the consummation of the Company’s initial business combination;
or
 ii) May 15, 2023. As of December 31, 2022, $19,957 remains outstanding on this June 2022 Note.
On August 2, 2022, a company owned by a director of our potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed principal amount of $200,000. The August 2022 Note has an interest rate of 9% per annum and matures on the earlier of: i) the consummation of the Company’s initial business combination;
or
 ii) February 2, 2023.
The Company is currently renewing the August 2022 Note with the lender.
 As
of December 31, 2022, there was $200,000 outstanding on the August 2022 Note and accrued interest of $7,545.
On October 19, 2022, the Sponsor issued an unsecured promissory note (“October 2022 Note”), pursuant to which the Company borrowed principal amount of $300,000. The October 2022 Note is non-interest
bearing and matures on May 15, 2023.
Administrative services agreement
The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $5,000 per month for these services. For the year ended December 31, 2022 and for the period from March 5, 2021 (inception) to December 31, 2021, the Company has paid $30,000 and $20,000 to the Sponsor for these administrative services, respectively. As of December 31, 2022 and 2021, the Company accrued $
30,000 and $nil, respectively, for unpaid administrative services.
Related party loans
To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be requir
ed (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants (“Working Capital Warrants”) at a price of $1.50 per Working Capital Warrant. The Working Capital Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021,

there have been no amounts borrowed under

the
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
Private Placement Warrants
The Company consummated certain private placement warrants with its Sponsor. Refer to Note 4 for details.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration rights
The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Proposed Public Offering. The majorit
y

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
The underwriters received a cash underwriting discount
of one and one-quarter percent (1.25%) of
the gross proceeds of the Initial Public Offering, or $1,437,500, as the underwriters’ over-allotment was exercised in full. In addition, upon closing of the Business Combination, the underwriters are entitled to a deferred fee of three and one-quarter
percent (3.25%) of the gross proceeds of the Initial Public Offering, or $3,737,500, as the underwriters’ over- allotment was exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
Right of First Refusal
For a period beginning on the closing of this offering and ending on the earlier of the twelve (12) month anniversary of the closing of a Business Combination or the three year anniversary of the effective date of the registration statement, we have granted EF Hutton a right of first refusal to act as lead-left book-running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement consummating our initial public offering
.
Forward Purchase Agreement
On July 16, 2021, the Company entered into a forward purchase agreement with an anchor investor. Refer to Note 7 below for details.
Business Combination Agreements
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

The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock.
Rana Representations, Warranties and Covenants
The Rana Business Combination Agreement contains customary representations, warranties and covenants of Rana, FEXD and Merger Sub, relating to, among other things, their ability to enter into the Rana Business Combination Agreement and their outstanding capitalization. Rana has agreed to customary “no shop” obligations.
Conditions to Rana Closing
Mutual
The obligations of Rana, FEXD and Merger Sub to consummate the Proposed Rana Transactions, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Rana Closing, of the following conditions:

(a)
the Acquiror Proposals have been approved and adopted by the requisite affirmative vote of the stockholders of Acquiror in accordance with the Proxy Statement, the Delaware General Corporation Law, the organizational documents of FEXD and the rules and regulations of Nasdaq;

(b)
no Governmental Authority has enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Rana Transactions illegal or otherwise prohibiting consummation of the Proposed Rana Transactions, including the Merger; and

(c)
the shares of New Acquiror Class A Common Stock to be issued in connection with the Proposed Rana Transactions shall have been approved for listing on Nasdaq, and immediately following the Rana Closing Acquiror shall satisfy any applicable listing requirements of Nasdaq and Acquiror shall not have received any notice of non-compliance therewith.

FEXD and Merger Sub
The obligations of FEXD and Merger Sub to consummate the Proposed Rana Transactions, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Rana Closing, of the following additional conditions:

(a)
the representations and warranties of Rana contained in the sections titled (i) Organization and Qualification; Subsidiaries, (ii) Capitalization, (iii) Authority Relative to this Business Combination Agreement and (iv) Brokers, are each true and correct in all material respects as of the Closing Date as though made on the Closing Date (without giving effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein), except to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date. All other representations and warranties of Rana contained in the Rana Business Combination Agreement shall be true and correct (without giving any effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein) in all respects as of the Closing Date, as though made on and as of the Closing Date, except (i) to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct as of such earlier date and (ii) where the failure of such representations and warranties to be true and correct (whether as of the Closing Date or such earlier date), taken as a whole, does not result in a Company Material Adverse Effect;

(b)
Rana, the Shareholders and the Shareholder Representative, as applicable, have performed or complied in all material respects with all agreements and covenants required by the Rana Business Combination Agreement to be performed or complied with by each of them on or prior to the Effective Time;

(c)	the Shareholder Representative has delivered to Acquiror the Escrow Agreement, duly executed by the Shareholder Representative;

(d)	Rana has delivered to FEXD a customary officer’s certificate, dated the date of the Rana Closing, certifying as to the satisfaction of certain conditions;

(d)	no Company Material Adverse Effect has occurred between the date of the Rana Business Combination Agreement and the Closing Date;

(e)
on or prior to the Rana Closing, Rana delivered to Acquiror a properly executed certification, in form and substance reasonably acceptable to Acquiror, that the Company Common Stock, capital stock of Enova and capital stock of Fama, as applicable, are not “U.S. real property interests” in accordance with the Treasury Regulations under Sections 897 and 1445 of the Code, together with a notice to the IRS (which will be filed by Acquiror with the IRS following the Rana Closing) in accordance with the provisions of Section 1.897-2(h)(2) of
the Treasury Regulations;

(f)
Rana has delivered to Acquiror the PCAOB Financials together with an unqualified report therein of the auditors of the Company and its subsidiaries, if applicable, and the PCAOB Financials for periods covered by the Unaudited Financials and Latest Balance Sheet (and the related unaudited consolidated statements of operations and comprehensive loss and cash flows of the Company and its subsidiaries for the six-month period
then ended) do not differ from those disclosed on the Company Disclosure Schedule;

(g)	all conditions to consummation of the Afinoz Business Combination Agreement have been satisfied or waived by the applicable parties thereto; and

(j)	the Trust Fund contains funds sufficient to pay the Rana Cash Consideration and the Afinoz Cash Consideration (defined below), in full.
Rana
The obligations of Rana to consummate the Proposed Rana Transactions, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to Rana Closing of the following additional conditions:

(a)
the representations and warranties of FEXD and Merger Sub contained in the sections titled (i) Corporation Organization (ii) Capitalization, (iii) Authority Relative to this Agreement and (iv) Brokers, are each true and correct in all material respects as of the Closing Date as though made on the Closing Date (without giving effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein), except to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date. All other representations and warranties of Acquiror and Merger Sub contained in the Rana Business Combination Agreement are true and correct (without giving any effect to any limitation as to “materiality” or “Acquiror Material Adverse Effect” or any similar limitation set forth therein) in all respects as of the Closing Date, as though made on and as of the Closing Date, except (i) to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct as of such earlier date and (ii) where the failure of such representations and warranties to be true and correct (whether as of the Closing Date or such earlier date), taken as a whole, does not result in an Acquiror Material Adverse Effect;

(b)
FEXD and Merger Sub have performed or complied in all material respects with all agreements and covenants required by the Rana Business Combination Agreement to be performed or complied with by them on or prior to the Effective Time;

(c)	FEXD has delivered to the Shareholder Representative, the Escrow Agreement, duly executed by FEXD; and

(d)	FEXD has delivered to Rana a customary officer’s certificate dated the date of the Rana Closing, certifying as to the satisfaction of certain conditions.
Termination
The Rana Business Combination Agreement may be terminated and the Proposed Rana Transactions may be abandoned at any time prior to the Effective Time, notwithstanding any requisite approval and adoption of the Rana Business Combination Agreement and the Proposed Rana Transactions by the stockholders of Rana or Acquiror, as follows:

(a)	by mutual written consent of Rana and the Company;

(b)
by either FEXD or Rana, if: (i) the Effective Time has not occurred prior to the twelve-month anniversary of the date of the Rana Business Combination Agreement (the “
Rana Outside Date
”); provided, however, that the Rana Business Combination Agreement may not be terminated by or on behalf of any party (A) that either directly or indirectly through its affiliates is in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Rana Business Combination Agreement and such breach or violation is the principal cause of the failure of a condition to the Proposed Rana Transactions on or prior to the Rana Outside Date, or (B) against which any legal proceeding is brought by a party to the Rana Business Combination Agreement for specific performance or injunctive or other forms of equitable relief in connection with the Rana Business

Combination Agreement (which prohibition on such party’s right to terminate the Rana Business Combination Agreement continues throughout the pendency of such legal proceeding); (ii) any Governmental Authority in the United States has enacted, issued, promulgated, enforced or entered any permanent injunction, order, decree or ruling which has become final and non-appealable and
has the effect of making consummation of the Proposed Rana Transactions, including the Merger, illegal or otherwise prevents or prohibits consummation of the Proposed Rana Transactions or the Merger; or (iii) any of the Acquiror Proposals fail to receive the requisite vote for approval at the Acquiror Stockholders’ Meeting;

(c)
by FEXD if (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Rana Business Combination Agreement, or if any representation or warranty of the Company has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of the Company specified above would not be satisfied (“
Terminating Company Breach
”); provided, however, that FEXD has not waived such Terminating Company Breach and FEXD and Merger Sub are not then in material breach of their representations, warranties, covenants or agreements in the Rana Business Combination Agreement; provided further, however, that, if such Terminating Company Breach is curable by Rana, FEXD may not terminate the Rana Business Combination Agreement under this provision for so long as the Company continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by FEXD to Rana; (ii) the PCAOB Financials (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered to FEXD by Rana on or before the dates required under the Rana Business Combination Agreement; or (iii) if the PCAOB Financials delivered to Acquiror by the Company for periods covered by the Unaudited Financials and Latest Balance Sheet (and the related unaudited consolidated statements of operations and comprehensive loss and cash flows of the Company and its subsidiaries for the six-month
period then ended) differ from those disclosed on the Company Disclosure Schedule;

(d)
by Rana if there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of FEXD and Merger Sub set forth in the Rana Business Combination Agreement, or if any representation or warranty of FEXD and Merger Sub has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of FEXD and Merger Sub specified above would not be satisfied (“
Terminating Acquiror/Merger Sub Breach
”); provided, however, that Rana has not waived such Terminating Acquiror/Merger Sub Breach and Rana is not then in material breach of its representations, warranties, covenants or agreements in the Rana Business Combination Agreement; provided further, however, that, if such Terminating Acquiror/Merger Sub Breach is curable by FEXD and Merger Sub, Rana may not terminate the Rana Business Combination Agreement under this section for so long as FEXD and Merger Sub continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by Rana to FEXD.

Effect of Termination
If the Rana Business Combination Agreement is terminated, the agreement will forthwith become void, and there will be no liability under the Rana Business Combination Agreement on the part of any party thereto, except as set forth in the Rana Business Combination Agreement or in the case of termination subsequent to a willful material breach of the Rana Business Combination Agreement by a party thereto.
The closing of the Proposed
Rana
Transactions (the “Rana Closing”) will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Rana Business Combination has not been closed.

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

The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock.
Afinoz Representations, Warranties and Covenants
The Afinoz Business Combination Agreement contains customary representations, warranties and covenants of Afinoz and FEXD relating to, among other things, their ability to enter into the Afinoz Business Combination Agreement and their outstanding capitalization. Afinoz has agreed to customary “no shop” obligations.
Conditions to Afinoz Closing
Mutual
The obligations of Afinoz and FEXD to consummate the Proposed Afinoz Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Afinoz Closing, of the following conditions:

(a)
the Acquiror Proposals have been approved and adopted by the requisite affirmative vote of the stockholders of Acquiror in accordance with the Proxy Statement, the Delaware General Corporation Law, the organizational documents of FEXD and the rules and regulations of Nasdaq;

(b)
no Governmental Authority has enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Afinoz Transactions illegal or otherwise prohibiting consummation of the Proposed Afinoz Transactions; and

(c)
the shares of New Acquiror Class A Common Stock to be issued in connection with the Proposed Afinoz Transactions shall have been approved for listing on Nasdaq, and immediately following the Closing Acquiror shall satisfy any applicable listing requirements of Nasdaq and Acquiror shall not have received any notice of non-compliance therewith.

FEXD
The obligations of FEXD to consummate the Proposed Afinoz Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Afinoz Closing of the following additional conditions:

(a)	the representations and warranties of FEXD contained in the sections titled (i) Organization and Qualification; Subsidiaries, (ii) Capitalization, (iii) Authority Relative to this Business Combination

Agreement and (iv) Brokers, are each true and correct in all material respects as of the Closing Date as though made on the Closing Date (without giving effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein), except to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date. All other representations and warranties of Afinoz contained in the Afinoz Business Combination Agreement shall be true and correct (without giving any effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein) in all respects as of the Closing Date, as though made on and as of the Closing Date, except (i) to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct as of such earlier date and (ii) where the failure of such representations and warranties to be true and correct (whether as of the Closing Date or such earlier date), taken as a whole, does not result in a Company Material Adverse Effect;

(b)
Afinoz, the Members and Member Representative, as applicable, have performed or complied in all material respects with all agreements and covenants required by the Afinoz Business Combination Agreement to be performed or complied with by each of them on or prior to the Afinoz Closing;

(c)	the Member Representative has delivered to Acquiror the Escrow Agreement, duly executed by the Member Representative;

(d)	Afinoz has delivered to FEXD a customary officer’s certificate, dated the date of the Afinoz Closing, certifying as to the satisfaction of certain conditions;

(e)	no Company Material Adverse Effect has occurred between the date of the Rana Business Combination Agreement and the Closing Date;

(f)	on or prior to the Afinoz Closing, each of the Members shall deliver to Acquiror a properly executed and duly completed Internal Revenue Service Form W-8BEN;

(g)
on or prior to the Afinoz Closing, each of the Members delivered to Acquiror the relevant ‘Tax residency certificate’ or any other similar requirements/certifications or evidences, as mandated under any of the domestic tax laws of their respective jurisdiction or territory, in order to claim the benefits of the India-UAE Double
Tax Avoidance Agreement and to establish that no Indian withholding Tax is required to be deducted or withheld from the payment of consideration to such Member;

(h)	Afinoz has delivered to Acquiror the PCAOB Financials required to be delivered under the Afinoz Business Combination Agreement;

(i)
Afinoz has delivered to Acquiror evidence that it has executed certain regulatory filings with either the free-zone authority in the Sharjah Media City Free-Zone of the United Arab Emirates or the United Arab Emirates Ministry of Economy, as required pursuant to the Afinoz Business Combination Agreement;

(j)	the Rana Business Combination Agreement has been consummated;

(k)	the Trust Fund contains funds sufficient to pay the Rana Cash Consideration and the Afinoz Cash Consideration, in full; and

(l)
Acquiror has completed its due diligence exercise on Afinoz and its subsidiaries, and Afinoz and its subsidiaries has resolved to Acquiror’s satisfaction any issues arising therefrom, including but not limited to, confirmation that each of the Members, Afinoz and its subsidiaries, have complied with certain conditions set forth in schedules to the Afinoz Business Combination Agreement.

Afinoz
The obligations of the Members and the Member Representative to consummate the Proposed Afinoz Transactions are subject to the satisfaction or waiver (where permissible) at or prior to Closing of the following additional conditions:

(a)
the representations and warranties of FEXD contained in the sections titled (i) Corporation Organization (ii) Capitalization, (iii) Authority Relative to this Agreement and (iv) Brokers, are each true and correct in all material respects as of the Closing Date as though made on the Closing Date (without giving effect to any limitation as to “materiality” or “Company Material Adverse Effect” or any similar limitation set forth therein), except to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects as of such earlier date. All other representations and warranties of Acquiror contained in the Afinoz Business Combination Agreement are true and correct (without giving any effect to any limitation as to “materiality” or “Acquiror Material Adverse Effect” or any similar limitation set forth therein) in all respects as of the Closing Date, as though made on and as of the Closing Date, except (i) to the extent that any such representation and warranty expressly speaks as of an earlier date, in which case such representation and warranty shall be true and correct as of such earlier date and (ii) where the failure of such representations and warranties to be true and correct (whether as of the Closing Date or such earlier date), taken as a whole, does not result in an Acquiror Material Adverse Effect;

(b)
FEXD has performed or complied in all material respects with all agreements and covenants required by the Afinoz Business Combination Agreement to be performed or complied with by it on or prior to the Afinoz Closing;

(c)	FEXD has delivered to the Member Representative, the Escrow Agreement, duly executed by FEXD; and

(d)	FEXD has delivered to Afinoz a customary officer’s certificate dated the date of the Afinoz Closing, certifying as to the satisfaction of certain conditions.
Termination
The Afinoz Business Combination Agreement may be terminated and the Proposed Afinoz Transactions may be abandoned at any time prior to the Closing, notwithstanding any requisite approval and adoption of the Afinoz Business Combination Agreement and the Proposed Afinoz Transactions by the Members and stockholders of Acquiror, as follows:

(a)	by mutual written consent of the Acquiror and Member Representative;

(b)
by either FEXD or the Member Representative, if: (i) the Closing has not occurred prior to the twelve-month anniversary of the date of the Afinoz Business Combination Agreement (the “
Afinoz Outside
Date
”); provided, however, that the Afinoz Business Combination Agreement may not be terminated by or on behalf of any party (A) that either directly or indirectly through its affiliates is in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Afinoz Business Combination Agreement and such breach or violation is the principal cause of the failure of a condition to the Proposed Afinoz Transactions on or prior to the Afinoz Outside Date, or (B) against which any legal proceeding is brought by a party to the Rana Business Combination Agreement for specific performance or injunctive or other forms of equitable relief in connection with the Afinoz Business Combination Agreement (which prohibition on such party’s right to terminate the Afinoz Business Combination Agreement continues throughout the pendency of such legal proceeding); (ii) any Governmental Authority in the United States has enacted, issued, promulgated, enforced or entered any permanent injunction, order, decree or ruling which has become final and non-appealable
and has the effect of making consummation of the Proposed Afinoz Transactions, illegal or otherwise prevents or prohibits consummation of the Proposed Afinoz Transactions; or (iii) any of the Acquiror Proposals fail to receive the requisite vote for approval at the Acquiror Stockholders’ Meeting;

(c)
by FEXD if: (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of any Member set forth in the Afinoz Business Combination Agreement, or if any representation or warranty of any Member has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of the Members specified above would not be satisfied (“
Terminating Member Breach
”); provided, however, that FEXD has not waived such Terminating Member Breach and FEXD is not then in material breach of its representations, warranties, covenants or agreements in the Afinoz Business Combination Agreement; provided further, however, that, if such Terminating Member Breach is curable by the applicable Member, FEXD may not terminate the Afinoz Business Combination Agreement under this provision for so long as such Member continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by FEXD to the applicable Member; (ii) the PCAOB Financials are not delivered to FEXD by the Member Representative on or before the dates required under the Afinoz Business Combination Agreement; (iii) the Rana Business Combination Agreement is terminated; or (iv) if Afinoz fails to comply, within thirty days of signing the Afinoz Business Combination Agreement, with certain specific conditions precedent set forth in schedules to the Afinoz Business Combination Agreement.

(d)
by the Member Representative if there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of FEXD set forth in the Afinoz Business Combination Agreement, or if any representation or warranty of FEXD has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of FEXD specified above would not be satisfied (“
Terminating Acquiror Breach
”); provided, however, that Afinoz has not waived such Terminating Acquiror Breach and Afinoz is not then in material breach of its representations, warranties, covenants or agreements in the Afinoz Business Combination Agreement; provided further, however, that, if such Terminating Acquiror Breach is curable by FEXD, Afinoz may not terminate the Afinoz Business Combination Agreement under this section for so long as FEXD continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by Afinoz to FEXD.

Effect of Termination
If the Afinoz Business Combination Agreement is terminated, the agreement will forthwith become void, and there will be no liability under the Afinoz Business Combination Agreement on the part of any party thereto, except as set forth in the Afinoz Business Combination Agreement or in the case of termination subsequent to a willful material breach of the Afinoz Business Combination Agreement by a party thereto.
The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of December 31, 2022, the Afinoz Business Combination has not been closed.
Lock-Up Agreements
The Company has entered into the three general forms
of lock-up agreements
described below with stockholders and employees of Rana and Afinoz. The general terms below apply to all lock-up agreements.
The employee-specific terms apply to the Employee
Stockholder Lock-Up and
Protective Covenant Agreement and the Employee
Optionholder Lock-Up, Unvested
Stock & Protective Covenant Agreement. The employee optionholder-specific terms apply only to the Employee
Optionholder Lock-Up, Unvested
Stock & Protective Covenant Agreement. Capitalized terms used but not otherwise defined in the description of the lock-up
agreements below have the meanings given to them in the applicable form of lock-up
agreement.

General Terms
The stockholders and certain employees of Rana and Afinoz that own equity interests have entered into lock-up agreements with Acquiror wherein they have agreed not to Transfer any shares of New Acquiror Class A Common Stock for the period commencing upon the Effective Time and ending one year after the Effective Time, provided, however, that such restriction shall expire if the reported last sale price of New Acquiror Class A Common Stock equals or exceeds $
12.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty-trading day period commencing at least 150 days after the Effective Time.
Such
stockholders and employees have further agreed not to Transfer more than 200,000 Shares during any three-month period until the three-year anniversary of the Effective Date and not to Transfer more than 1,000,000 Shares during a further period thereafter, in each case subject to Permitted Transfers and the termination of restrictions upon expiration or termination of the applicable lock-up agreement.
Employee-Specific Terms
The lock-up agreements
of certain employees of Rana and Afinoz also contain restrictive covenants regarding confidentiality, conflicts of interest, non-competition, non-solicitation,
non-inducement
and
non-interference
during a Restricted Period commencing on the Effective Time and ending on the later to occur of (a) the fifth anniversary of the Effective Time and (b) the second anniversary of the date on which the employee’s employment with FEXD and its subsidiaries terminates for any reason.
Employee Optionholder-Specific Terms
The lock-up agreements
of the optionholder employees of Afinoz (“
Employee Optionholders
”) provide that Afinoz options outstanding prior to the Closing will convert into unvested shares of New Acquiror Class A Common Stock at Closing. The resulting Unvested Stock shall be eligible to vest on the following schedule: (a) the first quarter, as of twelve months from the Effective Time; (b) the second quarter, as of twenty-four months from the Effective Time; (c) the third quarter, as of thirty months from the Effective Time and (d) the fourth quarter, as of thirty-six months
from the Effective Time. If the Employee Optionholder terminates the Employee Optionholder’s employment with FEXD and its subsidiaries, at any time before the Unvested Stock has vested and become Vested Stock, then the Employee Option holder’s Unvested Stock outstanding on the date of termination of employment shall be automatically forfeited. If the Employee Optionholder’s employment with FEXD and its subsidiaries is terminated by FEXD or any of its subsidiaries for Cause at any time before all of the Unvested Stock has vested and become Vested Stock, then all of the Employee Optionholder’s Unvested Stock and Vested Stock shall be automatically forfeited.
Employment Offer Letters
On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Marketing Officer of FEXD (the “CMO Offer Letter”). Pursuant to the CMO Offer Letter, the individual will become the Chief Marketing Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Marketing Officer will receive an annual salary of $
400,000
, up to $
150,000
in performance bonuses with $
15,000
guaranteed, $
200,000
in FEXD stock vesting over
three
years with a
12-month
cliff and standard benefits.
On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Executive Officer of Fama Financial Services (the “CEO Offer Letter”). Pursuant to the CEO Offer Letter, the individual will become the Chief Executive Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Executive Officer will receive an annual salary of $
500,000, a minimum cash

F-2
9

bonus of 30 percent of the annual salary year one, 20% percent on year two and 15% from year three onwards (subject to a objective based target bonus of up to 200% of prevailing salary which will be split equally with stocks vested over a period of three years and cash), $50,000 in FEXD stock vesting over three years with a
12-month
cliff and standard
benefits
.
De-SPAC Service agreement
On December 12, 2022, the Company entered a service agreement, effective January 15, 2023, with a third-party
de-SPAC
service provider. Pursuant to the agreement, the service provider will provide investor relation services to the Company for an initial
12-month
period. The service provider will receive compensation of $90,000 from the Company for its services covering the initial
12-month
period. In addition, the service provider will receive $22,500 worth of shares in the de-SPAC company quarterly, with the value accruing from the effective date of the service agreement.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
Warrant Liability
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. The Public Warrants will become exercisable on the date tha
t is 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a Public Warrant unless Class A common stock issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.
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

(with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than

% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the
10-trading day
period starting on the trading day after to the day
on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20

per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $
10.00

per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price.
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
The Private Placement Warrants, including the October 2022 Private Placement Warrants, will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees (except as set forth above). If the Private Placement Warrants are held by someone other than th
e

initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounted for the 9,650,250 warrants issued in connection with the Initial Public Offering (including
5,750,000
Public Warrants and
3,900,250
Private Placement Warrants as the underwriters’ over-allotment option was exercised in full) and the 1,150,000 October 2022 Private Placement Warrants in accordance with the guidance contained in
ASC 815-
40.
Su
ch guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than

% of the consideration receivable by the holders of the Class A Common Stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the Warrant Price shall be reduced by an amount (in dollars) equal to the difference of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume-weighted average price of the common stock as reported during the ten-trading day
period ending on the trading day prior to the effective date of the Business Combination.
The Company believes that the adjustments to the exercise price of the warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option
as defined under FASB ASC Topic
No
.

–
40
, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon closing the Proposed Public Offering. Accordingly, the Company will classify its Public Warrant, Private Placement Warrant as a liability at its fair value, and the warrants will be estimated using a valuation model prepared by an outside valuation firm. The valuation model uses inputs such as assumed share prices, volatility, discount factors, and other assumptions and may not reflect the price at which they can be settled. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Forward Purchase Agreement
On July
16
,
2021
, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Caltech Trading Corp., an anchor investor. Pursuant to the Forward Purchase Agreement, Caltech Trading Corp. will agree to purchase a minimum of
8,000,000
 units and a maximum of
9,000,000
 units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one
share of Class A common stock (a “Forward Purchase Share”),
one
right to
receive one-tenth (1/10)
of
one
share of its Class A common stock (a “Forward Purchase Right”)
and one-half of
one
warrant to purchase
one
share of Class A common stock (a “Forward Purchase Warrant”), at a price of $
10.00
 per Forward Purchase Unit, for a minimum aggregate purchase price of $
80.0
 million and a maximum aggregate purchase price of up to $
90.0
 million. The shares of Class A common stock to be issued under the Forward Purchase Agreement will have no
redemption rights and
no
right to liquidate distributions from the Trust Account. The Forward Purchase Shares, the Forward Purchase Rights and Forward Purchase Warrants will be identical to the shares of Class A Common Stock, the Public Rights, and the Public Warrants, respectively, included in the Public Units to be sold in the Proposed Offering. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination. The Forward Purchase Shares, Forward Purchase Rights and Forward Purchase

Warrants (and the shares of Class A common stock underlying such securities) are subject to registration rights. Caltech’s Trading commitment under the Forward Purchase Agreement is subject to customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The obligations of Caltech Trading under the Forward Purchase Agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by the Company.
The Company accounted for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts
for such agreement as a derivative liability. The liability is subject to re-measurement
at each balance sheet date, with changes in fair value recognized in the statements of operations.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
As of December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$402,500	$—	$—
Private Placement Warrants	—	353,518	—
Forward Purchase Agreement Liability	—	—	285,567

Total	$402,500	$353,518	$285,567
As of December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$—	$—	$2,185,000
Private Placement Warrants	—	—	1,521,098
Forward Purchase Agreement Liability	—	—	1,726,908

Total	$—	$—	$5,433,006
The estimated fair value of the Forward Purchase Agreement is determined using Level 3 inputs. Inherent in a Monte Carlo or Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on
the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative liabilities, measured using level 3 inputs, for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative liabilities – level 3, at March 5, 2021 (inception)	$—
Issuance of public warrants, private placement warrants, forward purchase agreement – level 3	3,894,740
Change in fair value	1,538,266

Derivative liabilities – level 3, at December 31, 2021	$5,433,006
Transfer of public warrants to level 1 measurement	(2,185,000)
Transfer of private placement warrants to level 2 measurement	(1,521,098)
Change in fair value	(1,441,341)

Derivative liabilities – level 3, at December 31, 2022	$285,567

The following table presents information about the Company’s liabilities that are measured at fair value at October 21, 2021 (Initial Public Offering date):

Inputs	Public Warrants	Private Placement Warrants	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	6.5%	6.5%	6.5%
Expected term	5.75 years	5.75 years	0.75 year
Risk-free rate	1.33%	1.33%	0.09%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021:

Inputs	Public Warrants	Private Placement Warrants	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	8.4%	8.4%	8.4%
Expected term	5.56 years	5.56 years	0.56 year
Risk-free rate	1.30%	1.30%	0.21%
Probability of acquisition	100.0%	100.0%	100.0%
Dividend yield	0%	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022:

Inputs	Public Warrants	Private Placement Warrants	Forward Purchase Units
Exercise price	$11.50	$11.50	$10.00
Volatility	4.6%	4.6%	5.2%
Expected term	5.06 years	5.06 years	0.06 year
Risk-free rate	3.91%	3.91%	4.04%
Probability of acquisition	7.5%	7.5%	7.5%
Dividend yield	0%	0%	0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement warrants	Public Warrants	Total Warrant Liability	Forward Purchase Agreement
Fair value as of March 5, 2021 (inception)	$—	$—	$—	$—
Issuance of Public Warrants, Private Warrants upon IPO	1,014,065	1,380,000	2,394,065	—
Signing of Forward Purchase Agreement upon IPO	—	—	—	1,500,675
Change in fair value	507,033	805,000	1,312,033	226,233

Fair value as of December 31, 2021	$1,521,098	$2,185,000	$3,706,098	$1,726,908
Issuance of Private Warrants	80,500	—	80,500	—
Change in fair value	(1,248,080)	(1,782,500)	(3,030,580)	(1,441,341)

Fair value as of December 31, 2022	$353,518	$402,500	$756,018	$285,567

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a
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
NOTE 10. INCOME TAX
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Start-up costs	$187,396	$29,691
Net operating loss	—	21,704

Total deferred tax asset	187,396	50,765

Valuation allowance	(187,396)	(50,765)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the year ended December 31, 2022	From March 5, 2021 (inception) through December 31, 2021
Federal
Current	$290,342	$—
Less:
Loss carryforward
Deferred	(136,631)	(50,765)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	136,631	50,765
Income tax provision	$290,342	$—
As of December 31, 2022, the Company has $nil of U.S. federal net operating loss carryovers.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from March 5 (inception) through to December 31, 2021, the change in the valuation allowance was $136,631 and $50,765, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21%	21%
Transaction costs associated with the Initial Public Offering	6%	(1)%
Change in valuation allowance	3%	(3)%
Change in fair value of warrant liabilities and forward purchase agreement	(23)%	(17)%

Income tax provision	7%	0%
Income tax is generally
open
for three years
for
examination by IRS.
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Based on this review, except the event below, the Company did not identify any subsequent events through the date of the issuance of the consolidated
financial statements that would have required disclosure or adjustment in the consolidated
financial statements:
O
n January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “January 2023 Private Placement Warrants”), generating total proceeds of $1,150,000. The January 2023 Private Placement Warrants were purchased by the Sponsor and are substantially similar to the private placement warrants issued to the Sponsor at the time of IPO in October 2021. The January 2023 Private Placement Warrants have been issued pursuant to and are governed by a Warrant Agreement that is substantially similar to the Warrant Agreement that the Company entered into at the time of the IPO. Similar to the private placement warrants issued at the time of the IPO, the January 2023 Private Placement Warrants will not be transferable, assignable or salable until 30 days after the Company’s initial business combination and, unlike such private placement warrants, are not redeemable by the Company at any time (including following transfer by the Sponsor or its permitted transferees).
The proceeds received by the Company in connection with the issuance of the January 2023 Private Placement Warrants have been deposited in the trust account (the “Trust Account”) established at the time of the IPO. In accordance with the Company’s Amended and Restated Certificate of Incorporation, the deposit of such proceeds into the Trust Account on or prior to January 21, 2023 will extend by three months until April 21, 2023, the time the Company will have to consummate an initial business combination.
On January 20, 2023, the Company entered into a $200,000 promissory note (the “January 2023 Note”) with its Sponsor. The January 2023 Note is non-interest
bearing and has a maturity date on the earlier of: (i) the Initia
l
 Business Combination date; and (ii) July 15, 2023.
On April 10, 2023, timely, pursuant to the terms of the Rana Business Combination Agreement dated September 9, 2022, the Company sent a letter to Rana Financial, Inc. regarding its failure to deliver audited financial statements.
The Company also notified Rana of its intent to propose the termination of the Rana Business Combination Agreement and abandonment of the proposed business combination if the audited financial statements are not delivered to the Company by April 21, 2023.

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting to consider and vote upon (a) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional one month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors and (b) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the aforementioned extension. In connection with this vote, the Company expects that eighty (80) holders will redeem an aggregate of 7,527,997 shares of the Company at an estimated redemption price of $10.48 per share or $78,893,408.56 in the aggregate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective during the period covered by this report due to the material weaknesses in our internal controls over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses as of December 31, 2022: (i) lack of proper segregation of duties due to the Chief Executive Officer’s ability to approve invoices and prepare and approve payments; (ii) lack of review controls over financial reporting, including formal accounting policies, procedures and controls over significant financial statement accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures; (iii) lack of review controls over related party transactions, which resulted in related party loans not being approved by the board of directors; and (iv) ineffective oversight on the part of our audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Saiful Khandaker	58	Chief Executive Officer
Jenny Junkeer	42	Chief Financial Officer
Mubassir Karim	25	Director
Michael S. Tomczyk	73	Director
Robin Meister	64	Director
Lynn Perkins	60	Director

Dr. Saiful Khandaker

Dr. Khandaker was the Group Chief Executive Officer and Founder of FAMA Holdings, Inc., a global developer of FinTech platforms, applications and services established in 2009. FAMA is based in the U.S. with offices in the U.K., India, Bangladesh and Zambia. Dr. Khandaker also led the development of the FAMACASH™ network, a global FinTech ecosystem that is integrating blockchain, artificial intelligence and cloud computing technologies to provide fast, affordable mobile money services in under-served countries such as Bangladesh. To implement the FAMACASH network, Dr. Khandaker has negotiated partnerships and joint ventures with financial service providers and technology leaders in many countries, including a joint venture with Sonali Bank, the national bank of Bangladesh. This joint venture provides a mobile wallet called SonaliPay™ that enables Bangladeshi diaspora workers to use smartphones and laptops to send money to Bangladesh. Dr. Khandaker has also led the development of a stablecoin product called REMIT™ to facilitate cross-border money transfers, as well as a cross-border e-wallet called AfriPay™ to help Africans working overseas, and a neo-bank for Muslim workers called Tohura™.

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

Lynn Perkins

Lynn Perkins will serve alongside Michael Tomczyk and Robin Meister as an independent director. Ms. Perkins is an accomplished senior executive with extensive experience as a chief financial officer, chief operating officer and chief administrative officer at major asset management businesses and global investment banks. Her expertise includes growth management, strategic planning and modeling, organizational development, and management of financial systems and processes. For seven years she served as Chief Financial Officer/Senior Vice President at First Eagle Investment Management, based in New York. Previously she was Managing Director, Global Chief Operating Officer, Asset Management Distribution and Marketing at Credit Suisse (New York), and Founding Partner and Chief Administrative Officer at Perella Weinberg Partners. For 20 years she held a variety of senior management positions at Morgan Stanley, including Chief Operating Officer, Investment Banking Division and Head of Institutional Liquidity Sales. As a business leader, Lynn is known for her integrity, work ethic and empathy. She holds a BA in Accounting and Economics from the University of North Carolina. She is a Board Member at CMC Berkshires.

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

•

reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Management—Directors and Executive Officers.”

•

Our sponsor subscribed for founder shares prior to the date of this annual report and will purchase private placement shares in a transaction that will close simultaneously with the closing of this offering. On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from us. The founder shares held by our independent directors are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. Our sponsor and each of the initial stockholders have entered into a letter agreement with us, pursuant to which it has agreed to waive (i) its redemption rights with respect to all shares of our common stock then owned by it in connection with the completion of our initial business combination and (ii) its rights to liquidating distributions from the trust account with respect to its founder shares and private placement warrants if we fail to complete our initial business combination within 18 months from the effective date of the registration statement consummating our initial public offering (although its will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if we fail to complete our business combination within the prescribed time frame). If we do not complete our initial business combination within the allotted time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Except for transfers to permitted transferees, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) the first anniversary of the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The private placement warrants cannot be transferred (except to certain permitted transferees) until the completion of our initial business combination. Given these characteristics of certain of our securities held by our sponsor, our sponsor may have a conflict of interest with respect to whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 11. Executive Compensation.

On March 27, 2021, our sponsor sold 15,000 founder shares to our Chief Financial Officer, Jenny Junkeer, and 10,000 founder shares to each of our three independent directors, Michael Tomczyk, Robin Meister and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which our sponsor purchased such founder shares from the company. The founder shares held by our independent directors are not subject to forfeiture in the event that the underwriters’ over-allotment is not exercised. None of our executive officers or director nominees have received any cash compensation for services rendered to us. Commencing on the effective date of the registration statement consummating our initial public offering through the 18 months (upon our election to extend the initial 12-month term for two additional three month terms) after such effective date or the consummation of our initial business combination, we will pay our sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, and as adjusted to reflect the sale of our common stock included in the units offered by our initial public offering prospectus, and assuming no purchase of units in this offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these securities are not exercisable within 60 days of the date of this from 10-K.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
		Before Offering	After Offering (3)
Revofast LLC (our sponsor) (4)	2,780,000	96.7%	21.51%
Saiful Khandaker	2,780,000	96.7%	21.51%
ARC Capital	50,000	1.73%	0.39%
EF Hutton	57,500	—	0.44%
Jenny Junkeer	15,000	0.52%	0.12%
Mubasshir Karim	—	—	—
Michael S. Tomczyk	10,000	0.35%	0.08%
Robin Meister	10,000	0.35%	0.08%
Lynn Perkins	10,000	0.35%	0.08%
All directors and executive officers as a group (6 individuals)	2,875,000	100%	22.25%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 Springhouse Drive, Suite 204, Collegeville, Pennsylvania 19426.
(2)	Consists solely of founder shares.
(3)	Based on 12,925,000 shares of common stock outstanding immediately after this offering
(4)	Revofast LLC’s Manager is Saiful Khandaker, who has voting and dispositive control over the securities held by Revofast LLC.

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

Our sponsor has purchased from us an aggregate of 3,900,250 private placement warrants at a price of $1.00 per warrant for a total purchase price of $3,900,250 in a private placement that will close simultaneously with the consummation of this offering. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriter in full or in part, our sponsor and/or its designees will purchase from us additional private placement warrants on a pro rata basis in an amount that is necessary to maintain in the trust account $10.10 per unit sold to the public in this offering. These additional private placement warrants will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private placement warrants cannot be transferred (except to certain permitted transferees) until the completion of our initial business combination. The purchase price of the private placement warrants will be added to the proceeds from this offering to be held in the trust account. If we do not complete our business combination within 18 months (after we elected to extend the initial 12-month term for two additional three month terms) from the effective date of the registration statement consummating our initial public offering, the proceeds from the sale of the private placement warrants held in the trust will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants are identical to the units sold in this offering except that (i) the private placement warrants cannot be transferred (except to certain permitted transferees, as described below) until the completion of our initial business combination, (ii) the private placement warrants will be entitled to registration rights and (iii) the private placement warrants included in the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (x) will not be redeemable by us and (y) may be exercised by the holders on a cashless basis. If the private placement warrants included in the private placement warrants are held by holders other than our sponsor or any of its permitted transferees, such warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

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

On March 27, 2021, we entered into an Administrative Services Agreement with our sponsor, pursuant to which we will pay our sponsor up to $5,000 per month for up to 12 months (or 15 or 18 months, depending on whether we elect to extend the initial 12-month term for up to two additional three month terms) from the effective date of the registration statement consummating our initial public offering for office space, utilities, secretarial and administrative services. None of the up to $5,000 per month payment will be received by our officers or directors or their other affiliates (other than our sponsor).

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

We will have until 12 months from the closing of this offering to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 12 months, however, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with any such extension, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report, in order to extend the time available for us to consummate our initial business combination for an additional three months, our sponsor or its affiliates or designees must deposit into the trust account $1,000,000, or up to $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the deadline, for each of the available three-month extensions, providing a total possible business combination period of 18 months at a total payment value of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per unit in either case). Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsor or its affiliates or designees, as applicable, at a price of $1.00 per warrant (for a total of 2,000,000 additional private placement warrants (or 2,300,000 if the over-allotment option is exercised in full) if payments are made for two such extensions), which warrants will be identical to the private placement warrants. We will only be able to extend the period to consummate a business combination up to two times, each by an additional three months (for a total of six months). We will issue a press release announcing each extension, at least three days prior to the deadline for each extension and we will issue a press release the day after the deadline announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time.

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

Audit Fees.

For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $103,000 and $94,245, respectively, for the services Marcum performed in connection with the audit of our December 31, 2022 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees.

For the year ended December 31, 2022, and for the period from March 5, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees.

For the year ended December 31, 2022, and for the period from March 5, 2021 (inception) through December 31, 2021, there were no fees for tax compliance, tax advice and tax planning services by our independent registered public accounting firm.

All Other Fees.

For the year ended December 31, 2022, and for the period from March 5, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the period from March 5, 2021 (inception) through December 31, 2021, the footnotes thereto, and the report of Marcum LLP, independent auditors, are filed herewith.

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

Item 16. Exhibits and Financial Statement Schedules.

The following exhibits are filed as part of this Report

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation

3.2 (2)	Amended and Restated Certificate of Incorporation

3.3 (1)	Bylaws

4.1 (1)	Specimen Unit Certificate

4.2 (1)	Specimen Common Stock Certificate

4.3 (1)	Specimen Warrant Certificate

4.4 (1)	Specimen Right Certificate

4.5 (2)	Warrant Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.6 (2)	Rights Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as right agent.

10.1 (2)	Letter Agreement, dated October 18, 2021, among the Company, and its directors, officers and Revofast LLC

10.2 (3)	Amended and Restated Promissory Note

10.3 (2)	Investment Management Trust Agreement, dated October 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.4 (2)	Registration Rights Agreement, dated October 18, 2021, between the Company and its directors, and Revofast LLC.

10.5 (1)	Subscription Agreement, dated March 8, 2021, between the Registrant and Revofast LLC.

1

Exhibit Number	Description

10.6 (2)	Private Placement Warrants Purchase Agreement, dated October 18, 2021 between the Company and Revofast LLC.

10.7 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Saiful Khandaker.

10.8 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Jenny Junkeer

10.9 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Mubasshir Karim

10.10 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Michael Tomczyk

10.11 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Robin Meister

10.12 (2)	Indemnity Agreement, dated January 28, 2021, between the Company and Lynn Perkins

10.13 (1)	Form of Administrative Support Agreement, by and between the Registrant and Revofast LLC.

10.14 (1)	Forward Purchase Agreement, by and between the Registrant and Caltech Trading Corp.

14.1 (2)	Form of Code of Ethics.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 18, 2021.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 22, 2021.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2021.
*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: April 20, 2023	By:	/s/ Saiful Khandaker
Saiful Khandaker
Chief Executive Officer (Principal Executive Officer)

Date: April 20, 2023	By:	/s/ Jenny Junkeer
Jenny Junkeer
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Saiful Khandaker Saiful Khandaker	Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2023

/s/ Jenny Junkeer Jenny Junkeer	Chief Financial Officer (Principal Accounting Officer)	April 20, 2023

1