Form 10-Q
period 2023-03-31
Fintech Ecosystem Development Corp.
filed 2023-05-24
CIK 1852407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40914

FINTECH ECOSYSTEM DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2438985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Springhouse Drive, Suite 204 Collegeville , PA 19426 (610) 226-8101	19426
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
909-843-6518

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one right and one-half of one redeemable warrant	FEXDU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	FEXD	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FEXDW	The Nasdaq Stock Market LLC
Rights included as part of the units	FEXDR	The Nasdaq Stock Market LLC
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
(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-Q
or any amendment to this Form
10-Q.  ☐
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
As of May
22
, 2023
, there were 11,557,500 Class A common shares, $
0
.0001 par value, and 2,875,000 Class B common shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None

FINTECH ECOSYSTEM DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

PART
I-FINANCIAL
INFORMATION

Item	1. Unaudited Condensed Consolidated Financial Statements
FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash	$12,184	$10,335
Prepaid expenses	35,755	38,951

Total current assets	47,939	49,286
Investments held in trust account	121,227,252	118,985,048

Total assets	$121,275,191	$119,034,334

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,279,076	$990,605
Income tax payable	546,358	290,342
Promissory notes from related parties	669,957	519,957
Promissory notes from related parties – accrued interest	18,453	7,545

Total current liabilities	2,513,844	1,808,449
Derivative forward purchase liability	291,011	285,567
Derivative warrant liabilities	478,010	756,018
Deferred underwriter fee payable	3,737,500	3,737,500

Total liabilities	7,020,365	6,587,534

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value	120,634,445	118,392,240
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 shares issued and outstanding (excludes 11,500,000 shares subject to redemption)	6	6
Class B common stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,379,913)	(5,945,734)

Total stockholders’ deficit	(6,379,619)	(5,945,440)

Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$121,275,191	$119,034,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Operating Expenses:
Formation and Operating Costs	$616,740	$205,943

Total operating expenses	616,740	205,943

Other Income (Expense):
Interest expense	(10,908)	—
Change in fair value of derivative warrant liabilities	312,508	1,708,740
Change in fair value of derivative forward purchase liability	(5,444)	(161,031)
Income from investments held in Trust Account	1,269,126	11,696

Total other income (expense), net	1,565,282	1,559,405

Income before income taxes	$948,542	$1,353,462
Income taxes	256,016	—

Net income	$692,526	$1,353,462

Basic & diluted net income per share (Class A)	$0.05	$0.09

Weighted average number of common share-basic and diluted (Class A)	11,557,500	11,557,500
Basic & diluted net income per share (Class B)	$0.05	$0.09

Weighted average number of common shares-basic and diluted (Class B)	2,875,000	2,875,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock				Additional
Three months ended March 31, 2023	Class A		Class B		Paid-in	Accumulated
	Shares	Amount	Share	Deficit	Capital	Deficit	Total

Balance, January 1, 2023	57,500	$6	2,875,000	$288	$—	$(5,945,734)	$(5,945,440)
Net Income	—	—	—	—	—	692,526	692,526
Sale of Private Placement Warrants	—	—	—	—	1,115,500	—	1,115,500
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,115,500)	(1,126,705)	(2,242,205)

Balance, March 31, 2023	57,500	$6	2,875,000	$288	$—	$(6,379,913)	$(6,379,619)

	Common Stock				Additional
Three months ended March 31, 2022	Class A		Class B		Paid-in	Accumulated
	Shares	Amount	Share	Amount	Capital	Deficit	Total

Balance, January 1, 2022	57,500	$6	2,875,000	$288	$—	$(8,610,118)	$(8,609,824)
Net Income	—	—	—	—		1,353,462	1,353,462

Balance, March 31, 2022	57,500	$6	2,875,000	$288	$—	$(7,256,656)	$(7,256,362)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net income	$692,526	$1,353,462
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative forward purchase liability	5,444	161,031
Change in fair value of warrant liabilities	(312,508)	(1,708,740)
Income from investments held in trust account	(1,269,126)	(11,696)
Changes in operating assets and liabilities:
Prepaid expenses	3,196	(39,712)
Accounts payable and accrued liabilities	288,471	(168,971)
Related party promissory note accrued interest	10,908	—
Income tax payable	256,016	—

Net cash used in operating activities	$(325,073)	$(414,626)

Cash flows from investing activities:
Cash deposited in Trust Account	(1,150,000)	—

Net cash used in investing activities	(1,150,000)	—

Cash flows from financing activities:
Proceeds from issuance of warrants to Sponsor	1,150,000	—
Proceeds from promissory notes from related parties	200,000	—
Repayment of related party promissory note	(50,000)	—
Proceeds from the sale of marketable securities	176,922	—

Net cash provided by financing activities	1,476,922	—

Net increase (decrease) in cash	1,849	(414,626)
Cash, beginning of period	10,335	612,750

Cash, end of period	$12,184	$198,124

Supplemental Disclosures of Noncash Financing Activities
Remeasurement of Class A shares subject to redemption	$2,242,205	$—
Share issuance obligation	$22,500	$—
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
The Company’s sponsor is Revofast LLC, a Wyoming limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 18, 2021. On October 21, 2021, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000, and incurring offering costs of $6,061,368, of which $3,737,500 was for deferred underwriting commissions (see Note 6). In addition, the Company granted the underwriter a
45-day
option to purchase an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over- allotment option was exercised in full.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 3,900,250 warrants (the “Private Placement Warrants”) to the Sponsor, for $1.00 per Private Placement Warrant, generating total gross proceeds of $3,900,250 (the “Private Placement”) (see Note 4).
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

The public stockholders will be entitled to redeem their Class A Common Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Class A Common Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph
10-S99,
redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC Topic 470 “Debt” (“ASC 470”). The Class A common stock is subject to ASC
480-10-S99.
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
The Company previously had 18 months until April 21, 2023, from the effective date of the registration statement to consummate a Business Combination (the “Combination Period”). On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional months, from April 21, 2023, to April 21, 2024, or such earlier date as determined by its board of directors (refer to Note 10). If the Company is unable to complete a Business Combination by April 21, 2024
, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Class A Common Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Class A Common Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Class A Common Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Offering price per Unit ($10.00).
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

Business Combinations and Extensions
On September 11, 2022, the Company entered into two business combination agreements. Refer to Note 6.
On October 21, 2022, the Company’s board of directors approved to extend the time by which the Company has to consummate a business combination from October 21, 2022 until January 21, 2023.
On January 20, 2023, the Company’s board of directors further approved to extend the time by which the Company has to consummate a business combination from January 21, 2023 to April 21, 2023.
On April 10, 2023, the Company sent a letter to Rana Financial, Inc. and David Kretzmer a letter notifying Rana Financial, Inc. of its failure to deliver audited financial statements pursuant to the business combination agreement dated September 9, 2022. The Company notified Rana of its intent to propose the termination of the agreement and abandonment of the contemplated business combination if the audited financial statements are not received by April 21, 2023. On May 12, 2023, the Company terminated the business combination agreement. Refer to Note 10.
On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to consider and vote upon (a) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional one month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors. Refer to Note 10.
Liquidity and Capital Resources
As of March 31, 2023, the Company had $12,184 in its operating bank account, $121,227,252 investments held in its trust account, and working capital deficit of approximately $2,465,905.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,768 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loan.
On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant generating total proceeds of $1,150,000 (refer to Note 4).
On January 20, 2023, the Company entered into a $200,000 promissory note with its Sponsor (refer to Note 5).
Based on the foregoing, management does not believe that the Company will have sufficient worki ng
capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In addition, the Company’s Sponsor or its designees will deposit monthly deposits of $110,000 into the Company’s trust accounts in order to extend the liquidation date on a monthly basis until April 21, 2024. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic
205-40,
“Presentation of Financial Statements – Going Concern,” the Company has until April 21, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 21, 2024.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Current Report on
Form 10-K
as filed with the SEC on April 20, 2023.
In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023, and its results of operations and cash flows for the three-month period then ended.
Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Fama Financial Services, Inc. (“Fama”), which was incorporated on August 23, 2022 in the State of Georgia. There were no material business activities in Fama for the period from its incorporation date to March 31, 2023. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt-out
of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to
opt-out
is irrevocable. The Company has elected not to
opt-out
of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $12,184 and no cash equivalents on March 31, 2023. The Company had cash of $10,335 and no cash equivalents on December 31, 2022.

Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the Company had $121,227,252 and $118,985,048 investments held in the Trust Account, respectively. The investments held in the Trust Account were held in marketable treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.
Income taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.
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
As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 27% for three months ended March 31, 2023, and 0.00% for the three months ended March 31, 2022. The effective tax rates differ from the statutory tax rate of 21% for three months ended March 31, 2023 and 2022 due to the valuation allowance on the deferred tax assets and permanent differences on the change in fair value of derivative warrant liabilities
.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is applicable to certain SPAC redemptions, including in connection with a SPAC’s business combination. The amount of a redemption subject to the excise tax is reduced by the fair market value of any stock issued by the SPAC during the taxable year of the redemption. The excise tax will only be applicable to the Company for its taxable years post December 31, 2022. The Company has not completed its initial business combination and there were no share redemptions during the period ended March 31, 2023. Therefore, the excise tax does not have impacts to its condensed consolidated financial statements for the period ended March 31, 2023.
Net income (loss) per common share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” (ASC 260”). The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from inception to March 31, 2023. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock for the three months ended March 31, 2023 and 2022:
Three months ended March 31, 2023

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$554,573	$137,953
Denominator:
Basic and diluted weighted average common stock outstanding	11,557,500	2,875,000
Basic and diluted net income per common stock	$0.05	$0.05

Three months ended March 31, 2022

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,083,848	$269,614
Denominator:
Basic and diluted weighted average common stock outstanding	11,557,500	2,875,000
Basic and diluted net income per common stock	$0.09	$0.09
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and 2022, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature.
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
825-10
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the unaudited condensed consolidated statements of operations as incurred.
The 5,750,000 public warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 3,900,250 Private Placement Warrants issued on October 21, 2021, the 1,150,000 Private Placements Warrants issued on October 21, 2022 and the 1,150,000 Private Placement Warrants issued on January 20, 2923 are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants have been estimated using a Monte Carlo or Black-Scholes simulation model at each measurement date. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

Class A Common Stock Subject to Possible Redemption
All of the 11,500,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, 11,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the common shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,380,000)
Class A common share issuance costs	(6,309,800)

Plus:
Accretion of carrying value to redemption value	8,839,800

Class A common shares subject to redemption at December 31, 2021	$116,150,000

Plus:
Remeasurement to common stock subject to possible redemption amount	2,242,240

Class A common shares subject to redemption at December 31, 2022	$118,392,240

Plus:
Remeasurement to common stock subject to possible redemption amount	2,242,205

Class A common shares subject to redemption at March 31, 2023	$120,634,445

Issued and adopted accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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
On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “January 2023 Private Placement Warrants”), generating total proceeds of $1,150,000. In accordance with the Company’s Amended and Restated Certificate of Incorporation, the deposit of such proceeds into the Trust Account extended by another three months until April 21, 2023, which was the time the Company would have to consummate an initial business combination.
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
On June 16, 2022, an affiliate of the Sponsor issued an unsecured promissory note (“June 2022 Note”) to the Company, pursuant to which the Company borrowed principal amount of $20,000. The June 2022 Note is non-interest
bearing and previously had a maturity date on the earlier of: i) the consummation of the Company’s initial business combination; or ii) May 15, 2023. On May 8, 2023, the Company and the lender entered into an amendment agreement whereby the maturity date is amended to the Company’s initial business combination date. As of March 31, 2023, $19,957 remains outstanding on this June 2022
Note. The events of default related to the June 2022 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the June 2022 Note shall become immediately payable.
On August 2, 2022, a company owned by a director of our potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed a principal amount of $200,000 with an interest rate of 9% per annum. The August 2022 Note matured on February 2, 2023. The balance due to the lender as of the maturity date of February 3, 2023 was $209,235, representing the unpaid principal and accrued interest under the August 2022 Note. The Company failed to pay the principal amount and accrued interest within five business days of the maturity date. Therefore, the Company is required to pay default interest at a rate of 20% per annum. As of March 31, 2023, principal of $200,000 and accrued interest of $18,453, which includes $6,420 accrued default interest, remain outstanding on this August 2022
Note. The Company subsequently settled the August 2022 Note. Refer to Note 10.
On October 19, 2022, the Sponsor issued an unsecured promissory note (“October 2022 Note”), pursuant to which the Company borrowed principal amount of $300,000. The October 2022 Note is non-interest
bearing and matures on May 15, 2023. On March 29, 2023, the Company made a repayment of $50,000 on the October 2022
Note. The events of default related to the October 2022 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the October 2022 Note shall become immediately payable. The Company subsequently renewed the October 2022 Note. Refer to Note 10.
On January 20, 2023, the Sponsor issued an unsecured promissory note (“January 2023 Note”), pursuant to which the Company borrowed principal amount of $200,000. The January 2023 Note is non-interest
bearing and matures on July 15, 2023
. The events of default related to the January 2023 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the January 2023 Note shall become immediately payable.
Administrative Services Agreement
The Company’s Sponsor has agreed,
comm
encing fro
m t
he date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $5,000 per month for these services. For the three months ended March 31, 2023 and 2022, the Company has paid $15,000 and $5,000 to the Sponsor for these administrative services, respectively. As of March 31, 2023 and December 31, 2022, the Company accrued $nil and $30,000, respectively, for unpaid administrative services.
Related Party Loans
To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants (“Working Capital Warrants”) at a price of $1.50 per Working Capital Warrant. The Working Capital Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there have been no amounts borrowed under the Working Capital Loans.
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

Representative Shares
In connection with the IPO, the Company issued the 57,500 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The Representative has agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the initial Business Combination. In addition, the Representative has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 12 months (or up to 18 months, if applicable) from the Closing of the Offering.
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

Right of First Refusal
For a period beginning on the closing of this offering and ending on the earlier of the twelve (12) month anniversary of the closing of a Business Combination or the three year anniversary of the effective date of the registration statement, we have granted EF Hutton a right of first refusal to act as lead-left book-running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement consummating our initial public offering.
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
of the Treasury Regulations;

(g)
Rana has delivered to Acquiror the PCAOB Financials together with an unqualified report therein of the auditors of the Company and its subsidiaries, if applicable, and the PCAOB Financials for periods covered by the Unaudited Financials and Latest Balance Sheet (and the related unaudited condensed consolidated statements of operations and comprehensive loss and cash flows of the Company and its subsidiaries for the six-month
period then ended) do not differ from those disclosed on the Company Disclosure Schedule;

(h)	all conditions to consummation of the Afinoz Business Combination Agreement have been satisfied or waived by the applicable parties thereto; and

(i)	the Trust Fund contains funds sufficient to pay the Rana Cash Consideration and the Afinoz Cash Consideration (defined below), in full.

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

(c)
by FEXD if (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Rana Business Combination Agreement, or if any representation or warranty of the Company has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of the Company specified above would not be satisfied (“ Terminating Company Breach ”); provided, however, that FEXD has not waived such Terminating Company Breach and FEXD and Merger Sub are not then in material breach of their representations, warranties, covenants or agreements in the Rana Business Combination Agreement; provided further, however, that, if such Terminating Company Breach is curable by Rana, FEXD may not terminate the Rana Business Combination Agreement under this provision for so long as the Company continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by FEXD to Rana; (ii) the PCAOB Financials (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered to FEXD by Rana on or before the dates required under the Rana Business Combination Agreement; or (iii) if the PCAOB Financials delivered to Acquiror by the Company for periods covered by the Unaudited Financials and Latest Balance Sheet (and the related unaudited condensed consolidated statements of operations and comprehensive loss and cash flows of the Company and its subsidiaries for the six-month
period then ended) differ from those disclosed on the Company Disclosure Schedule;

(d)
by Rana if there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of FEXD and Merger Sub set forth in the Rana Business Combination Agreement, or if any representation or warranty of FEXD and Merger Sub has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of FEXD and Merger Sub specified above would not be satisfied (“Terminating Acquiror/Merger Sub Breach”); provided, however, that Rana has not waived such Terminating Acquiror/Merger Sub Breach and Rana is not then in material breach of its representations, warranties, covenants or agreements in the Rana Business Combination Agreement; provided further, however, that, if such Terminating Acquiror/Merger Sub Breach is curable by FEXD and Merger Sub, Rana may not terminate the Rana Business Combination Agreement under this section for so long as FEXD and Merger Sub continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by Rana to FEXD.

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
On May 12, 2023, the Company terminated the Rana Business Combination Agreement. Refer to Note 10.
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

(b)
no Governmental Authority has enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Afinoz Transactions illegal or otherwise prohibiting consummation of the Proposed Afinoz Transactions; and

I
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

(b)
by either FEXD or the Member Representative, if: (i) the Closing has not occurred prior to the twelve-month anniversary of the date of the Afinoz Business Combination Agreement (the “Afinoz Outside Date”); provided, however, that the Afinoz Business Combination Agreement may not be terminated by or on behalf of any party (A) that either directly or indirectly through its affiliates is in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Afinoz Business Combination Agreement and such breach or violation is the principal cause of the failure of a condition to the Proposed Afinoz Transactions on or prior to the Afinoz Outside Date, or (B) against which any legal proceeding is brought by a party to the Rana Business Combination Agreement for specific performance or injunctive or other forms of equitable relief in connection with the Afinoz Business Combination Agreement (which prohibition on such party’s right to terminate the Afinoz Business Combination Agreement continues throughout the pendency of such legal proceeding); (ii) any Governmental Authority in the United States has enacted, issued, promulgated, enforced or entered any permanent injunction, order, decree or ruling which has become final and non-appealable
and has the effect of making consummation of the Proposed Afinoz Transactions, illegal or otherwise prevents or prohibits consummation of the Proposed Afinoz Transactions; or (iii) any of the Acquiror Proposals fail to receive the requisite vote for approval at the Acquiror Stockholders’ Meeting;

(c)
by FEXD if: (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of any Member set forth in the Afinoz Business Combination Agreement, or if any representation or warranty of any Member has become untrue, in either case such that the closing conditions with respect to the accuracy of the representations and warranties and the performance of the agreements and covenants of the Members specified above would not be satisfied (“Terminating Member Breach”); provided, however, that FEXD has not waived such Terminating Member Breach and FEXD is not then in material breach of its representations, warranties, covenants or agreements in the Afinoz Business Combination Agreement; provided further, however, that, if such Terminating Member Breach is curable by the applicable Member, FEXD may not terminate the Afinoz Business Combination Agreement under this provision for so long as such Member continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty days after notice of such breach is provided by FEXD to the applicable Member; (ii) the PCAOB Financials are not delivered to FEXD by the Member Representative on or before the dates required under the Afinoz Business Combination Agreement; (iii) the Rana Business Combination Agreement is terminated; or (iv) if Afinoz fails to comply, within thirty days of signing the Afinoz Business Combination Agreement, with certain specific conditions precedent set forth in schedules to the Afinoz Business Combination Agreement.

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
The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of March 31, 2023, the Afinoz Business Combination has not been closed.
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
lock-up
agreement.
General Terms
The stockholders and certain employees of Rana and Afinoz that own equity interests have entered into lock-up
agreements with Acquiror wherein they have agreed not to Transfer any shares of New Acquiror Class A Common Stock for the period commencing upon the Effective Time and ending one year after the Effective Time, provided, however, that such restriction shall expire if the reported last sale price of New Acquiror Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty-trading day period commencing at least 150 days after the Effective Time. Such stockholders and employees have further agreed not to Transfer more than 200,000 Shares during any three-month period until the three-year anniversary of the Effective Date and not to Transfer more than 1,000,000 Shares during a further period thereafter, in each case subject to Permitted Transfers and the termination of restrictions upon expiration or termination of the applicable lock-up
agreement.
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

Employment Offer Letters
On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Marketing Officer of FEXD (the “CMO Offer Letter”). Pursuant to the CMO Offer Letter, the individual will become the Chief Marketing Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Marketing Officer will receive an annual salary of $400,000, up to $150,000 in performance bonuses with $15,000 guaranteed, $200,000 in FEXD stock vesting over three years with a
12-month
cliff and standard benefits.
On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Executive Officer of Fama Financial Services (the “CEO Offer Letter”). Pursuant to the CEO Offer Letter, the individual will become the Chief Executive Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Executive Officer will receive an annual salary of $500,000, a minimum cash bonus of 30 percent of the annual salary year one, 20% percent on year two and 15% from year three onwards (subject to an objective based target bonus of up to 200% of prevailing salary which will be split equally with stocks vested over a period of three years and cash), $50,000 in FEXD sto
ck vesting over three years with a
12-month
cliff and standard benefits.
De-SPAC
Service Agreement
On December 12, 2022, the Company entered a service agreement, effective January 15, 2023, with a third-party de-SPAC
service provider. Pursuant to the agreement, the service provider will provide investor relation services to the Company for an initial
12-month
period. The service provider will receive compensation of $90,000 from the Company for its services covering the initial
12-month
period. In addition, the service provider will receive $22,500 worth of shares in the de-SPAC
company quarterly, with the value accruing from the effective date of the service agreement. Since the award of the $22,500 worth of share is an instrument that embodies an obligation that the Company must settle by issuing a variable number of its equity shares based on a fixed value known at inception, the instrument is classified as a liability. As of March 31, 2023, the Company accrued $22,500 worth of shares under the accounts payable and accrued liabilities.
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
The Private Placement Warrants, including the October 2022 and January 2023 Private Placement Warrants, will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except as set forth above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounted for the 9,650,250 warrants issued in connection with the Initial Public Offering (including
5,750,000
Public Warrants and
3,900,250
Private Placement Warrants as the underwriters’ over-allotment option was exercised in full), the 1,150,000 October 2022 Private Placement Warrants, and the 1,150,000 January 2023 Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A Common Stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the Warrant Price shall be reduced by an amount (in dollars) equal to the difference of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black- Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume-weighted average price of the common stock as reported during the ten-trading
day period ending on the trading day prior to the effective date of the Business Combination.

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
As of March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$230,000	$—	$—
Private Placement Warrants	—	248,010	—
Forward Purchase Agreement Liability	—	—	291,011

Total	$230,000	$248,010	$291,011
As of December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$402,500	$—	$—
Private Placement Warrants	—	353,518	—
Forward Purchase Agreement Liability	—	—	285,567

Total	$402,500	$353,518	$285,567
The fair value of the public warrants is determined based on the publicly trading price on the valuation date. The fair value of the private warrants is determined using Black-Scholes model based on Level 2 observable inputs. Inherent in the Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Forward Purchase Agreement is estimated by determining the current value of the instruments to be purchased based on the $10.61 trading price of the unit on the valuation date, less the present value of the committed purchase price based on $10.00 per unit of the same instruments using Level 3 inputs, which include risk free interest rate, expected remaining life of the agreement and probability of acquisition.
The change in the fair value of the forward purchase agreement liability, measured using level 3 inputs, for the three months ended March 31, 2023 and 2022, is summarized as follows:

Forward purchase agreement liability – level 3, at January 1, 2022	$1,726,908
Change in fair value	161,031

Forward purchase agreement liability – level 3, at March 31, 2022	$1,887,939

Forward purchase agreement liability – level 3, at January 1, 2023	$285,567
Change in fair value	5,444

Forward purchase agreement liability – level 3, at March 31, 2023	$291,011

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023:

Inputs	Private Placement Warrants	Forward Purchase Units

Exercise price	$11.50	$10.00
Volatility	4.9%	N/A
Expected term	6.06 years	1.06 year
Risk-free rate	3.51%	4.63%
Probability of acquisition	3.0%	3.0%
Dividend yield	0%	0%
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022:

Inputs	Private Placement Warrants	Forward Purchase Units

Exercise price	$11.50	$10.00
Volatility	4.6%	N/A
Expected term	5.06 years	0.06 year
Risk-free rate	3.91%	4.04%
Probability of acquisition	7.5%	7.5%
Dividend yield	0%	0%

NOTE 9. STOCKHOLDER’S EQUITY
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one
vote for each share. At March 31, 2023 and December 31, 2022, there were 57,500 Class A Common Stock issued and outstanding excluding 11,500,000 shares subject to redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one
vote for each share. At March 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one
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

NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Based on this review, except the event below, the Company did not identify any subsequent events through the date of the issuance of the condensed consolidated financial statements that would have required disclosure or adjustment in the condensed consolidated financial statements:
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
On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved an extension proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). Pursuant to the Extension Amendment Proposal, the Sponsor has agreed to, or to cause a designee to, loan to the Company, pursuant to a promissory note (the “Extension Promissory Note”) an aggregate of $0.055 for each public share that is not redeemed, for each Extension Period (commencing on April 21, 2023, and on the 21st day of each subsequent month (or the next business day, if the 21st day of a calendar month falls on a day other than a business day)), until the Extended Date. Amounts due under the Promissory Note will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of the initial business combination. On April 21, 2023, the Sponsor deposited $110,000 under the Extension Promissory Note into the Company’s trust account for the first Extension Period to move the liquidation date from April 21, 2023 to May 21, 2023. On May 19, 2023, the Sponsor deposited the second $110,000 into the Company’s trust account for the second Extension Period to move the liquidation date from May 21, 2023 to June 21, 2023.
On May 3, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with HRT North America Ltd, LLC (“HRT”), the lender of the August 2022 Note whereby the Company agreed to settle: i) the unpaid principal and accrued interest in the total amount of $209,235 as of the February 3, 2023 maturity date; ii) default interest of $10,794; and iii) $38,185 of costs, expenses and attorney’s fees that were incurred by HRT for filing a litigation against the Company to request for payment through legal proceeding. On May 4, 2023, the Company paid the total of $258,214 (the “Payment”) based on the settlement amount agreed with HRT in the Settlement Agreement. The Company and HRT agreed that, upon execution of this Settlement Agreement and upon receipt by HRT of the Payment, the August 2022 Note will be terminated and extinguished. Upon receipt of the Payment, the two parties will also file a stipulation discontinuing the litigation with prejudice.
On May 4, 2023, certain stockholders exercised their redemption rights and demanded the Company to redeem 7,527,997 shares of their Class A common stock. The Company distributed a total payment of $78,939,613 based on a redemption price of $10.49 per share from its trust account to these stockholders. The Company expects to have an excise tax liability of approximately $789,396 related to the shareholder redemptions for the year ended December 31, 2023.
On May 8, 2023, the Company entered into an amendment agreement with an affiliate of the Sponsor to renew the outstanding balance of $19,957 under the June 2022 Note, which will mature on May 15, 2023, to a new maturity date. Pursuant to the amendment agreement, the outstanding balance of the June 2022 Note will be payable on the initial business combination date.
On May 12, 2023, the Company terminated the Rana Business Combination Agreement dated as of September 9, 2022. The Rana Agreement was terminated with immediate effect pursuant to Section 9.01(h) of the Rana Agreement, which permits such termination if certain required financial statements (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered on or before the deadlines specified in the Rana Business Combination Agreement.
On May 17, 2023, the Company entered into an amendment agreement with the Sponsor to renew the outstanding balance of $250,000 under the October 2022 Note, which matured on May 15, 2023, to a new maturity date. Pursuant to the amendment agreement, the outstanding balance of the October 2022 Note will be payable on the earlier of: (i) the consummation of the initial business combination and (ii) April 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “company” or “our company” are to Fintech Ecosystem Development Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, as of March 31, 2023, we had an accumulated deficit of $6,379,913. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors.

Recent Developments

•	Business Combinations

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

On May 12, 2023, the Company terminated the Rana Business Combination Agreement. The termination was with immediate effect pursuant to Section 9.01(h) of the Rana Agreement, which permits such termination if certain required financial statements (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered on or before the deadlines specified in the Rana Business Combination Agreement.

Afinoz Business Combination Agreement

On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”). The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock. The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of March 31, 2023, the Afinoz Business Combination has not been closed.

Extensions

On October 17, 2022, we extended the time by which we have to consummate a business combination by three months from October 21, 2022 to January 21, 2023. Furthermore, on January 20, 2023, we extended the time by which we have to consummate a business combination by three months from January 21, 2023 to April 21, 2023.

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). Pursuant to the Extension Amendment Proposal, the Sponsor has agreed to, or to cause a designee to, loan to the Company, pursuant to a promissory note (the “Extension Promissory Note”) an aggregate of $0.055 for each public share that is not redeemed, for each Extension Period (commencing on April 21, 2023, and on the 21st day of each subsequent month (or the next business day, if the 21st day of a calendar month falls on a day other than a business day)), until the Extended Date. Amounts due under the Promissory Note will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of the initial business combination. On April 21, 2023, the Sponsor deposited $110,000 under the Extension Promissory Note into the Company’s trust account for the first Extension Period to move liquidation date from April 21, 2023 to May 21, 2023. On May 19, 2023, the Sponsor deposited the second $110,000 into the Company’s trust account for the second Extension Period to move the liquidation date from May 21, 2023 to June 21, 2023.

•	Private placements

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

On January 20, 2023, the Company consummated a private placement of 1,150,000 warrants at a price of $1.00 per warrant (the “January 2023 Private Placement Warrants”), generating total proceeds of $1,150,000. The January 2023 Private Placement Warrants were purchased by Revofast LLC and are substantially similar to the private placement warrants issued to the Sponsor at the time of the Company’s IPO in October 2021.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $12,184 in its operating bank account, $121,227,252 investments held in its trust account, and a working capital deficit of approximately $2,465,905.

On October 21, 2021, the Company consummated its IPO of 11,500,000 units at a price of $10.00 per unit, generating gross proceeds of $115,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the sale, in a private placement, of 3,900,250 warrants and generating gross proceeds of $3,900,250.

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loan.

On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant generating total proceeds of $1,150,000.

On January 20, 2023, the Company entered into a $200,000 promissory note with its Sponsor.

On May 4, 2023, certain stockholders exercised their redemption rights and demanded the Company to redeem 7,527,997 shares of their Class A common stock. The Company distributed a total payment of $78,939,613 based on a redemption price of $10.4861 per share from its trust account to these stockholders.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved an extension proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). Pursuant to the Extension Amendment Proposal, the Sponsor has agreed to, or to cause a designee to, loan to the Company, pursuant to a promissory note (the “Extension Promissory Note”) an aggregate of $0.055 for each public share that is not redeemed, for each Extension Period (commencing on April 21, 2023, and on the 21st day of each subsequent month (or the next business day, if the 21st day of a calendar month falls on a day other than a business day)), until the Extended Date. Amounts due under the Promissory Note will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of the initial business combination. On April 21, 2023, the Sponsor deposited $110,000 under the Extension Promissory Note into the Company’s trust account for the first Extension Period to move the liquidation date from April 21, 2023 to May 21, 2023. On May 19, 2023, the Sponsor deposited the second $110,000 into the Company’s trust account for the second Extension Period to move the liquidation date from May 21, 2023 to June 21, 2023.

Based on the foregoing, management does not believe that we will have sufficient working capital to meet its needs through the earlier of the consummation of an initial business combination or the Extended Date.

Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable and accrued liabilities, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the initial business combination. In addition, the Company’s Sponsor or its designees will deposit monthly deposits of $110,000 into the Company’s trust accounts in order to extend the liquidation date on a monthly basis until April 21, 2024. We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Additionally, the Company has until April 21, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $5,000 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of our initial business combination or the distribution of the Trust Account to the public shareholders.

In addition, the Company has entered into certain arrangements as follows:

Underwriter Advisory Fee

The underwriters are entitled to a deferred fee of $3,737,500, which will become payable only if the Company consummates a Business Combination.

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

Employment Offer Letters

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Marketing Officer of FEXD (the “CMO Offer Letter”). Pursuant to the CMO Offer Letter, the individual will become the Chief Marketing Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Afinoz and shareholder approval. Upon effectiveness, the Chief Marketing Officer will receive an annual salary of $400,000, up to $150,000 in performance bonuses with $15,000 guaranteed, $200,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits.

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Executive Officer of Fama Financial Services (the “CEO Offer Letter”). Pursuant to the CEO Offer Letter, the individual will become the Chief Executive Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Afinoz and shareholder approval. Upon effectiveness, the Chief Executive Officer will receive an annual salary of $500,000, a minimum cash bonus of 30 percent of the annual salary year one, 20% percent on year two and 15% from year three onwards (subject to an objective based target bonus of up to 200% of prevailing salary which will be split equally with stocks vested over a period of three years and cash), $50,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits.

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

On June 16, 2022, an affiliate of the Sponsor issued an unsecured promissory note (“June 2022 Note”) to the Company, pursuant to which the Company borrowed principal amount of $20,000. The June 2022 Note is non-interest bearing and previously had a maturity date on the earlier of: i) the consummation of the Company’s initial business combination; or ii) May 15, 2023. On May 8, 2023, the Company and the lender entered into an amendment agreement whereby the maturity date is amended to the Company’s initial business combination date. As of March 31, 2023, $19,957 remains outstanding on this June 2022 Note. The events of default related to the June 2022 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the June 2022 Note shall become immediately payable.

On August 2, 2022, a company owned by a director of our potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed a principal amount of $200,000 with an interest rate of 9% per annum. The August 2022 Note matured on February 2, 2023. The balance due to the lender as of the maturity date of February 3, 2023 was $209,235, representing the unpaid principal and accrued interest under the August 2022 Note. The Company failed to pay the principal amount and accrued interest within five business days of the maturity date. Therefore, the Company is required to pay default interest at a rate of 20% per annum. As of March 31, 2023, principal of $200,000 and accrued interest of $18,453, which includes $6,420 accrued default interest, remain outstanding on this August 2022 Note. The Company subsequently settled the August 2022 Note. Refer to Note 10, Subsequent Events, in “Part 1 - Item 1. Unaudited Condensed Consolidated Financial Statements”.

On October 19, 2022, the Sponsor issued an unsecured promissory note (“October 2022 Note”), pursuant to which the Company borrowed principal amount of $300,000. The October 2022 Note is non-interest bearing and matures on May 15, 2023. On March 29, 2023, the Company made a repayment of $50,000 on the October 2022 Note. The events of default related to the October 2022 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the October 2022 Note shall become immediately payable. The Company subsequently renewed the October 2022 Note. Refer to Note 10, Subsequent Events, in “Part 1 - Item 1. Unaudited Condensed Consolidated Financial Statements”.

On January 20, 2023, the Sponsor issued an unsecured promissory note (“January 2023 Note”), pursuant to which the Company borrowed principal amount of $200,000. The January 2023 Note is non-interest bearing and matures on July 15, 2023. The events of default related to the January 2023 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the January 2023 Note shall become immediately payable.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the quarterly period ended March 31, 2023, we had net income of $692,526, which consisted of $312,508 non-operating income resulting from the change in fair value of derivative liabilities and $1,269,126 interest income generated from the investments held in the trust account. These other incomes are offset by $616,740 in general and administrative expenses, $10,908 interest expense, $5,444 non-operating loss resulting from the change in fair value of forward purchase agreement and $256,016 income tax expense.

For the three-month period ended March 31, 2022, we had net income of $1,353,462, which consisted of $1,547,709 non-operating income resulting from the change in fair value of derivative liabilities and forward purchase agreement and $11,696 interest income generated from the cash held in the trust account. These other incomes are offset by $205,943 in general and administrative expenses.

Related Party Transactions

Please refer to Note 5, Related Party Transactions, in “Part 1 - Item 1. Unaudited Condensed Consolidated Financial Statements” for a discussion of our related party transactions.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our unaudited condensed consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, in “Part 1 - Item 1. Unaudited Condensed Consolidated Financial Statements” for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the unaudited condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Standards

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1 - Item 1. Unaudited Condensed Consolidated Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective during the period covered by this report due to several material weaknesses in internal control over financial reporting we identified during the fiscal year ended December 31, 2022. These material weaknesses remain un-remediated as of March 31, 2023, which include: (i) lack of proper segregation of duties due to the Chief Executive Officer’s ability to approve invoices and prepare and approve payments; (ii) lack of review controls over financial reporting, including formal accounting policies, procedures and controls over significant financial statement accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures; (iii) lack of review controls over related party transactions, which resulted in related party loans not being approved by the board of directors; and (iv) ineffective oversight on the part of our audit committee.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount or range of the loss can be reasonably estimated, the Company records a liability for the loss and discloses the possible loss in the unaudited condensed consolidated financial statements. Legal costs are expensed as incurred.

On April 19, 2023, HRT North America Ltd, LLC (“HRT”) filed a motion for summary judgment in lieu of complaint with the Supreme Court of the state of New York, County of New York for the unpaid principal and accrued interest of a promissory note executed by the Company on August 2, 2022 (the “August 2022 Note”). On May 3, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with HRT whereby the Company agreed to settle: i) the unpaid principal and accrued interest in the total amount of $209,235 as of the February 3, 2023 maturity date; ii) default interest of $10,794; and iii) $38,185 of costs, expenses and attorney’s fees that were incurred by HRT for filing a litigation against the Company to request for payment through legal proceeding. On May 4, 2023, the Company paid the total of $258,214 (the “Payment”) based on the settlement amount agreed with HRT in the Settlement Agreement. The Company and HRT agreed that, upon execution of this Settlement Agreement and upon receipt by HRT of the Payment, the August 2022 Note will be terminated and extinguished. Upon receipt of the Payment, the two parties will also file a stipulation discontinuing the litigation with prejudice.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 20, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information contained under the heading “Private Placement” in Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: May 24, 2023	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer and Duly Authorized Officer