Form 10-Q
period 2023-06-30
Fintech Ecosystem Development Corp.
filed 2023-08-16
CIK 1852407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

+1 (610) 226-8101

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 15, 2023, there were 4,029,503 Class A common shares, $0.0001 par value, and 2,875,000 Class B common shares, $0.0001 par value, issued and outstanding.

FINTECH ECOSYSTEM DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.

CONDENSED CONSOLIDATED

BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2023	2022
		(Audited)
ASSETS
Current Assets:
Cash	$1,025	$10,335
Prepaid expenses	39,854	38,951
Total Current Assets	40,879	49,286
Investments held in trust account	42,583,196	118,985,048
Total Assets	$42,624,075	$119,034,334

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,569,744	$990,605
Income tax payable	718,813	290,342
Excise tax payable	789,396	-
Promissory notes and working capital loans from related parties	706,957	519,957
Accrued interest – related parties	1,918	7,545
Total Current Liabilities	3,786,828	1,808,449

Long Term Liabilities:
Derivative forward purchase liability	123,287	285,567
Derivative warrant liability	239,005	756,018
Deferred underwriter fee payable	3,737,500	3,737,500
Total Liabilities	$7,886,620	$6,587,534

Commitments and Contingencies (Note 6)
Class A common stock subject to redemption; 3,972,003 shares and 11,500,000 shares at redemption value of $10.46 and $10.29 per share at June 30, 2023 and December 31, 2022, respectively	41,557,941	118,392,240
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 57,500 representative shares issued and outstanding (excludes 3,972,003 shares and 11,500,000 shares, subject to redemption at June 30, 2023 and December 31, 2022, respectively)	6	6
Class B Common Stock, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,820,780)	(5,945,734)
Total Stockholders’ Deficit	(6,820,486)	(5,945,440)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$42,624,075	$119,034,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2023	2023	2022	2022
Operating expenses:
Formation and operating expenses	$1,667,031	$2,283,771	$324,041	$529,984
Total operating expenses	1,667,031	2,283,771	324,041	529,984

Other income (expense)
Interest expense	(16,212)	(27,120)	-	-
Income from investments held in trust account	871,211	2,140,337	156,845	168,541
Change in fair value of derivative forward purchase liability	167,724	162,280	110,823	(50,208)
Change in fair value of derivative warrant liabilities	239,005	551,513	876,323	2,585,063
Total other income (expense), net	1,261,728	2,827,010	1,143,991	2,703,396

(Loss) income before income taxes	$(405,303)	$543,239	$819,950	$2,173,412

Income tax expense	172,455	428,471	-	-

Net (loss) income	$(577,758)	$114,768	$819,950	$2,173,412

Net (loss) income per common share
Basic - Class A	$(0.06)	$0.01	$0.06	$0.15
Diluted - Class A	$(0.06)	$0.01	$0.06	$0.15
Basic - Class B	$(0.06)	$0.01	$0.06	$0.15
Diluted - Class B	$(0.06)	$0.01	$0.06	$0.15

Weighted average common shares outstanding
Basic - Class A	6,759,436	9,145,214	11,557,500	11,557,500
Diluted - Class A	6,759,436	9,145,214	11,557,500	11,557,500
Basic - Class B	2,875,000	2,875,000	2,875,000	2,875,000
Diluted - Class B	2,875,000	2,875,000	2,875,000	2,875,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS  OF CHANGES IN

STOCKHOLDERS’ DEFICIT (UNAUDITED)

Three and six months ended June 30, 2023

	Common stock		Shares amount		Additional paid-in	Accumulated	Total stockholder’s
	Class A	Class B	Class A	Class B	capital	deficit	deficit
Balance as of January 1, 2023	57,500	2,875,000	$6	$288	$-	$(5,945,734)	$(5,945,440)
Net income	-	-	-	-	-	692,526	692,526
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(1,115,500)	(1,126,705)	(2,242,205)
Sale of Private Placement Warrants	-	-	-	-	1,115,500	-	1,115,500
Balance as of March 31, 2023	57,500	2,875,000	$6	$288	$-	$(6,379,913)	$(6,379,619)
Net loss	-	-	-	-	-	(577,758)	(577,758)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	136,891	136,891
Balance as of June 30, 2023	57,500	2,875,000	$6	$288	$-	$(6,820,780)	$(6,820,486)

Three and six months ended June 30, 2022

	Common stock		Shares amount		Additional paid-in	Accumulated	Total stockholder’s
	Class A	Class B	Class A	Class B	capital	Deficit	deficit
Balance as of January 1, 2022	57,500	2,875,000	$6	$288	$-	$(8,610,118)	$(8,609,824)
Net income	-	-	-	-	-	1,353,462	1,353,462
Balance as of March 31, 2022	57,500	2,875,000	$6	$288	$-	$(7,256,656)	$(7,256,362)
Net income	-	-	-	-	-	819,950	819,950
Balance as of June 30, 2022	57,500	2,875,000	$6	$288	$-	$(6,436,706)	$(6,436,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FINTECH ECOSYSTEM DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2023	Six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,768	$2,173,412
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(551,513)	(2,585,063)
Change in fair value of derivative forward purchase liability	(162,280)	50,208
Income from investments held in trust account	(2,140,337)	(168,541)
Changes in operating assets and liabilities:
Prepaid expenses	(903)	26,693
Accounts payable and accrued liabilities	579,139	(110,943)
Related party accrued interest	(5,627)	-
Income tax payable	428,471	-
Excise tax payable	789,396	-
Net cash used in operating activities	$(948,886)	$(614,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawal from trust account for redemption of Class A common stock	78,939,613	-
Cash deposited in trust account	(1,480,000)	-
Net cash provided by investing activities	$77,459,613	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants to Sponsor	1,150,000	-
Proceeds from working capital loans and promissory note from related parties*	437,000	20,000
Repayment of promissory notes	(250,000)	-
Cash distributed to investors for redemption of Class A common stock	(78,939,613)	-
Proceeds from sale of investments in trust account	1,082,576	-
Net cash (used in) provided by financing activities	$(76,520,037)	$20,000

NET DECREASE IN CASH	(9,310)	(594,234)
CASH, BEGINNING OF PERIOD	10,335	612,750
CASH, END OF PERIOD	$1,025	$18,516

SUPPLEMENTAL DISCLOSURES:
Non-cash - investing and financing activities
Share issuance obligation	$45,000	$-
Remeasurement of Class A common stock subject to possible redemption	$(136,891)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

*	Due to related party cash inflow of $20,000 presented in operating activities for the six months ended June 30, 2022 has been reclassified to financing activities to conform with the current year’s presentation.

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

On June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023, relates to the Company’s formation, general operating expenses, the search for a target business with which to consummate an initial business combination and the Initial Public Offering (the “Initial Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

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

The Sponsor has agreed (a) to vote its Class B Common Stock, the Class A Common Shares underlying the Private Placement Warrants and any Class A Common Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Class A Common Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B Common Stock) and into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B Common Stock and Private Placement Warrants (including underlying Class A Common Shares) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Class A Common Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company previously had 18 months until April 21, 2023, from the effective date of the registration statement to consummate a Business Combination (the “Combination Period”). On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional months, from April 21, 2023, to April 21, 2024, or such earlier date as determined by its board of directors (refer to Note 10). If the Company is unable to complete a Business Combination by April 21, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Class A Common Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Class A Common Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Class A Common Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses, or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combinations and Extensions

On September 9, 2022, the Company entered into two business combination agreements. Refer to Note 6.

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

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to consider and vote upon (a) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional one month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors. The Company or the Company’s Sponsor deposited $110,000 into the Company’s Trust Account during each of the months of April, May, June and July 2023 to extend the business combination date from April 21, 2023 to August 21, 2023.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $1,025 in its operating bank account, $42,583,196 investments held in its trust account, and working capital deficit of approximately $3,745,949.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and a loan from the Sponsor of approximately $141,768 under the Note (as defined in Note 5). The $141,768 loan was fully repaid as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023, there was a balance of $17,000 outstanding under Working Capital Loans.

On January 20, 2023, the Company consummated the private placement of 1,150,000 warrants at a price of $1.00 per warrant generating total proceeds of $1,150,000 (refer to Note 4).

On January 20, 2023, the Company entered into a $200,000 promissory note with its Sponsor (refer to Note 5).

On April 24, 2023, the Company entered into a $110,000 promissory note with its Sponsor (refer to Note 5).

On June 21, 2023, the Company entered into a $127,000 promissory note with its Sponsor (refer to Note 5).

On July 18, 2023, the Company entered into a $120,000 promissory note with its Sponsor (refer to Note 10).

Based on the foregoing, management does not believe that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. In addition, the Company, Company’s Sponsor or its designees will deposit $110,000 into the Company’s trust accounts upon the request of the Company in order to extend the liquidation date on a monthly basis until April 21, 2024. The Company believes it may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Current Report on Form 10-K as filed with the SEC on April 20, 2023.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023, and its results of operations and cash flows for the six-month period then ended.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Fama Financial Services, Inc. (“Fama”), which was incorporated on August 23, 2022 in the State of Georgia. There were no material business activities in Fama for the period from its incorporation date to June 30, 2023. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As a result, the Company had cash of $1,025 and no cash equivalents as of June 30, 2023. The Company had cash of $10,335 and no cash equivalents as of December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $42,583,196 and $118,985,048 investments held in the Trust Account, respectively. The investments held in the Trust Account were held in marketable treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review resulting in significant payments, accruals, or material deviation from its position.

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

As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 79% for six months ended June 30, 2023, and 0.00% for the six months ended June 30, 2022. The effective tax rates differ from the statutory tax rate of 21% for six months ended June 30, 2023 and 2022 due to the valuation allowance on the deferred tax assets and permanent differences on the change in fair value of derivative warrant liabilities and non-deductible Excise Taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is applicable to certain SPAC redemptions, including in connection with a SPAC’s business combination. The amount of a redemption subject to the excise tax is reduced by the fair market value of any stock issued by the SPAC during the taxable year of the redemption. The excise tax will only be applicable to the Company for its taxable years post December 31, 2022. The Company has not completed its initial business combination. On May 4, 2023, certain stockholders exercised their redemption rights and demanded the Company to redeem 7,527,997 shares of their Class A common stock. The Company distributed a total payment of $78,939,613 based on a redemption price of $10.49 per share from its trust account to these stockholders. The Company has accrued excise tax liability of approximately $789,396 related to the shareholder redemptions in the six months ended June 30, 2023.

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

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 9,650,250 shares of Class A Common Stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from inception to June 30, 2023. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock for the three and six months ended June 30, 2023 and 2022:

Three months ended June 30, 2023

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net loss	$(405,350)	$(172,408)
Denominator:
Basic and diluted weighted average common stock outstanding	6,759,436	2,875,000
Basic and diluted net loss per common stock	$(0.06)	$(0.06)

Six months ended June 30, 2023

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$87,318	$27,450
Denominator:
Basic and diluted weighted average common stock outstanding	9,145,214	2,875,000
Basic and diluted net income per common stock	$0.01	$0.01

Three months ended June 30, 2022

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$656,613	$163,337
Denominator:
Basic and diluted weighted average common stock outstanding	11,557,500	2,875,000
Basic and diluted net income per common stock	$0.06	$0.06

Six months ended June 30, 2022

Description	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,740,461	$432,951
Denominator:
Basic and diluted weighted average common stock outstanding	11,557,500	2,875,000
Basic and diluted net income per common stock	$0.15	$0.15

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The 5,750,000 public warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 3,900,250 Private Placement Warrants issued on October 21, 2021, the 1,150,000 Private Placements Warrants issued on October 21, 2022 and the 1,150,000 Private Placement Warrants issued on January 20, 2023 are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants have been estimated using a Monte Carlo or Black-Scholes simulation model at each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

As of June 30, 2023 and December 31, 2022, the common shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Class A common shares subject to redemption at December 31, 2021	$116,150,000
Plus
Remeasurement to common stock subject to possible redemption amount	2,242,240
Class A common shares subject to redemption at December 31, 2022	$118,392,240
Plus
Remeasurement to common stock subject to possible redemption amount	2,242,205
Class A common shares subject to redemption at March 31, 2023	$120,634,445
Less
Redemption of common stock	(78,939,613)
Remeasurement to common stock subject to possible redemption amount	(136,891)
Class A common shares subject to redemption at June 30, 2023	$41,557,941

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

Each Private Placement Warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Class A Common Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Class B Common Stock

On March 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In addition, such Founder Shares includes an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming our Sponsor and initial stockholders do not purchase any Class A Common Shares in the Initial Public Offering and excluding the Private Placement Warrants and underlying securities).

On March 27, 2021, the Sponsor sold 15,000 Founder Shares to the Chief Financial Officer, Jenny Junkeer, and 10,000 Founder Shares to each of the Company’s three independent directors, Michael Tomczyk, Robin Meister, and Lynn Perkins, in each case, at a price of $0.009 per share, the same price at which the Sponsor purchased such Founder Shares from the Company.

Additionally, as consideration for financial advisory services rendered in connection with this offering, on March 11, 2021, ARC Capital received 50,000 shares of Class B Common Stock from our Sponsor at a price of $0.009 per share. The over-allotment is fully exercised.

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

Promissory Notes – Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Sponsor Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000, of which $141,768 was borrowed by the Company during 2021. The Sponsor Note was non-interest bearing and was fully repaid as of December 31, 2021.

On June 16, 2022, an affiliate of the Sponsor issued an unsecured promissory note (“June 2022 Note”) to the Company, pursuant to which the Company borrowed principal amount of $20,000. The June 2022 Note is non-interest bearing and previously had a maturity date on the earlier of: i) the consummation of the Company’s initial business combination; or ii) May 15, 2023. On May 8, 2023, the Company and the lender entered into an amendment agreement whereby the maturity date is amended to the Company’s initial business combination date. On May 8, 2023, the Company entered into an amendment agreement with an affiliate of the Sponsor to renew the outstanding balance of $19,957 under the June 2022 Note, which will mature on May 15, 2023, to a new maturity date. Pursuant to the amendment agreement, the outstanding balance of the June 2022 Note will be payable on the initial business combination date. As of June 30, 2023, $19,957 remains outstanding on this June 2022 Note.

On August 2, 2022, a company owned by a director of our previous potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed a principal amount of $200,000 with an interest rate of 9% per annum. The August 2022 Note matured on February 2, 2023. The balance due to the lender as of the maturity date of February 3, 2023 was $209,235, representing the unpaid principal and accrued interest under the August 2022 Note. The Company failed to pay the principal amount and accrued interest within five business days of the maturity date. Therefore, the Company is required to pay default interest at a rate of 20% per annum. On May 3, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with HRT North America Ltd, LLC (“HRT”), the lender of the August 2022 Note whereby the Company agreed to settle: i) the unpaid principal and accrued interest in the total amount of $209,235 as of the February 3, 2023 maturity date; ii) default interest of $10,794; and iii) $38,185 of costs, expenses and attorney’s fees that were incurred by HRT for filing a litigation against the Company to request for payment through legal proceeding. On May 4, 2023, the Company paid the total of $258,214 (the “Payment”) based on the settlement amount agreed with HRT in the Settlement Agreement. The Company and HRT agreed that, upon execution of this Settlement Agreement and upon receipt by HRT of the Payment, the August 2022 Note was terminated and extinguished.

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

On January 20, 2023, the Sponsor issued an unsecured promissory note (“January 2023 Note”), pursuant to which the Company borrowed principal amount of $200,000. The January 2023 Note is non-interest bearing and matures on July 15, 2023. The events of default related to the January 2023 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the January 2023 Note shall become immediately payable. On July 14, 2023, the Company entered into an amendment agreement with the Sponsor to renew the outstanding balance of $200,000 to a new maturity date. Pursuant to the amendment agreement, the outstanding balance of the January 2023 Note will be payable on the earlier of: (i) the consummation of the initial business combination and (ii) January 15, 2024. The amended promissory note also added a new interest clause, which stipulates that an 8% interest per annum shall be accrued on the unpaid principal balance of the January 2023 Note. The 8% interest will be accrued effectively from July 14, 2023.

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved an extension proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). Pursuant to the Extension Amendment Proposal, the Sponsor has agreed to, or to cause a designee to, loan to the Company, pursuant to a promissory note (the “Extension Promissory Note”) an aggregate of $0.055 for each public share that is not redeemed, for each Extension Period (commencing on April 21, 2023, and on the 21st day of each subsequent month (or the next business day, if the 21st day of a calendar month falls on a day other than a business day)) that the Company requires a loan from the Sponsor, until the Extended Date.

On April 24, 2023, the Sponsor loaned $110,000 under the Extension Promissory Note (“April 2023 Note”) to the Company’s for the first Extension Period to move the liquidation date from April 21, 2023 to May 21, 2023. The April 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) October 15, 2023.

On June 21, 2023, the Sponsor loaned $127,000, of which $17,000 is related to Working Capital Loan and $110,000 is under the Extension Promissory Note (“June 2023 Note”), to the Company’s for the third Extension Period to move the liquidation date from June 21, 2023 to July 21, 2023. The June 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) November 15, 2023.

On July 18, 2023, subsequent to the balance sheet date, the Sponsor loaned $120,000, of which $10,000 is related to Working Capital Loan and $110,000 is under the Extension Promissory Note (“July 2023 Note”), to the Company’s for the third Extension Period to move the liquidation date from July 21, 2023 to August 21, 2023. The July 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) December 15, 2023. See Note 10.

Administrative Services Agreement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $5,000 per month for these services. For the six months ended June 30, 2023 and 2022, the Company has paid $30,000 and $5,000 to the Sponsor for these administrative services, respectively. As of June 30, 2023 and December 31, 2022, the Company accrued $nil and $30,000, respectively, for unpaid administrative services.

Related Party Loans

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants (“Working Capital Warrants”) at a price of $1.50 per Working Capital Warrant. The Working Capital Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there have been $17,000 and no amounts borrowed under the Working Capital Loans, respectively.

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

Consulting Agreement

On May 15, 2023, FEXD entered into a consulting agreement with Ritscapital Inc., the consulting company owned by Ritesh Suneja, the future Chief Financial Officer and Director of the Company after the business combination of Afinoz (refer to Note 6 below), to provide accounting, audit, pro forma financial, and other financial and accounting support in connection with the preparation of the Company’s proxy statement/prospectus and registration statement on Form S-4. Ritscapital Inc. is also a member of Afinoz. The consulting agreement provides for payment of $16,000 per month and terminates automatically upon closing of the business combination of Afinoz.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of Initial Public Offering. The majority of these securities holders are entitled to make up to two demands that the Company register such securities.

Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Common Stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination.

Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/ or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

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

The Rana Cash Consideration means $7,800,000 and the Rana Equity Consideration means 7,020,000 shares of New Acquiror Class A Common Stock.

On May 12, 2023, the Company terminated the Rana Business Combination Agreement.

On July 3, 2023, Rana, filed a claim for injunctive and declaratory relief, among other things, in the Court of Chancery of the State of Delaware, requesting that the Court invalidate the previously disclosed termination by the Company of that the Rana Business Combination Agreement dated September 9, 2022, by and among the Company, Rana, and certain other parties thereto, require specific performance by the Company of its obligations under the Rana Business Combination Agreement, deliver to Rana certain requested financial information, and in the alternative, provide monetary damages. The dispute arises out of whether the Company properly exercised its right to terminate the Agreement pursuant to Section 9.01(h) of the Agreement, which permits such termination if certain required financial statements (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered on or before the deadlines specified in the Agreement. The Company intends to defend this suit vigorously and believes that the claims asserted by Rana are without merit. However, there can be no assurance as to the ultimate outcome of this matter. As a result, this could affect the Company’s ability to consummate the initial business combination or another business combination in the future. As of to date, no amount of damage has been claimed by Rana and the first trial is estimated to occur in January 2024.

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

The Afinoz Cash Consideration means $5,000,000 and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock.

As of June 30, 2023, the Afinoz Business Combination has not been closed.

Employment Offer Letters

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Marketing Officer of FEXD (the “CMO Offer Letter”). Pursuant to the CMO Offer Letter, the individual will become the Chief Marketing Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Marketing Officer will receive an annual salary of $400,000, up to $150,000 in performance bonuses with $15,000 guaranteed, $200,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits. Since the business combination has not been closed, the conditional offer letter has not come into effect as of June 30, 2023. On August 13, 2023, the Company terminated the CMO Offer Letter.

On February 16, 2023, the Company entered into a consulting agreement with the previous Chief Marketing Officer for marketing service of $5,000 per month. During the year, the Company has paid $15,000 for the marketing consulting services. The agreement terminated as of June 30, 2023.

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Executive Officer of Fama Financial Services (the “CEO Offer Letter”). Pursuant to the CEO Offer Letter, the individual will become the Chief Executive Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Rana and Afinoz and shareholder approval. Upon effectiveness, the Chief Executive Officer will receive an annual salary of $500,000, a minimum cash bonus of 30 percent of the annual salary year one, 20% percent on year two and 15% from year three onwards (subject to an objective based target bonus of up to 200% of prevailing salary which will be split equally with stocks vested over a period of three years and cash), $50,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits. Since the business combination has not been closed, the conditional offer letter has not come into effect as of June 30, 2023. On August 13, 2023, the Company terminated the CEO Offer Letter.

De-SPAC Service Agreement

On December 12, 2022, the Company entered a service agreement, effective January 15, 2023, with a third-party de-SPAC service provider. Pursuant to the agreement, the service provider will provide investor relation services to the Company for an initial 12-month period. The service provider will receive compensation of $90,000 from the Company for its services covering the initial 12-month period. In addition, the service provider will receive $22,500 worth of shares in the de-SPAC company quarterly, with the value accruing from the effective date of the service agreement. Since the award of the $22,500 worth of share is an instrument that embodies an obligation that the Company must settle by issuing a variable number of its equity shares based on a fixed value known at inception, the instrument is classified as a liability. As of June 30, 2023, the Company accrued $45,000 related to its obligation to issue shares, which is included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $11.50 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the 10-trading day period starting on the trading day after to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities-Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

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

The Private Placement Warrants, including the October 2022 and January 2023 Private Placement Warrants, are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except as set forth above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company believes that the adjustments to the exercise price of the warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon closing the Initial Public Offering. Accordingly, the Company will classify its Public Warrant, Private Placement Warrant as a liability at its fair value, and the warrants will be estimated using a valuation model prepared by an outside valuation firm. The valuation model uses inputs such as assumed share prices, volatility, discount factors, and other assumptions and may not reflect the price at which they can be settled. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Forward Purchase Agreement

On July 16, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Caltech Trading Corp., an anchor investor. Pursuant to the Forward Purchase Agreement, Caltech Trading Corp. will agree to purchase a minimum of 8,000,000 units and a maximum of 9,000,000 units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Class A common stock (a “Forward Purchase Share”), one right to receive one-tenth (1/10) of one share of its Class A common stock (a “Forward Purchase Right”) and one-half of one warrant to purchase one share of Class A common stock (a “Forward Purchase Warrant”), at a price of $10.00 per Forward Purchase Unit, for a minimum aggregate purchase price of $80.0 million and a maximum aggregate purchase price of up to $90.0 million. The shares of Class A common stock to be issued under the Forward Purchase Agreement will have no redemption rights and no right to liquidate distributions from the Trust Account. The Forward Purchase Shares, the Forward Purchase Rights and Forward Purchase Warrants will be identical to the shares of Class A Common Stock, the Public Rights, and the Public Warrants, respectively, included in the Public Units sold in the Initial Public Offering. The purchase of the Forward Purchase Units will occur concurrently and only in connection with the closing of the Business Combination. The Forward Purchase Shares, Forward Purchase Rights and Forward Purchase Warrants (and the shares of Class A common stock underlying such securities) are subject to registration rights. Caltech’s Trading commitment under the Forward Purchase Agreement is subject to customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The obligations of Caltech Trading under the Forward Purchase Agreement do not depend on whether any Class A common shares held by public shareholders are redeemed by the Company.

The Company accounted for the Forward Purchase Agreement in accordance with the guidance in ASC 815-40 and accounts for such agreement as a derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s derivative warrant liabilities and forward purchase agreement liability that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

As of June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$115,000	$-	$-
Private Placement Warrants	-	124,005	-
Forward Purchase Agreement Liability	-	-	123,287
Total	$115,000	$124,005	$123,287

As of December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Public Warrants	$402,500	$-	$-
Private Placement Warrants	-	353,518	-
Forward Purchase Agreement Liability	-	-	285,567
Total	$402,500	$353,518	$285,567

The fair value of the public warrants is determined based on the publicly trading price on the valuation date. The fair value of the private warrants is determined using Black-Scholes model based on Level 2 observable inputs. Inherent in the Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Forward Purchase Agreement is estimated by determining the current value of the instruments to be purchased based on the $10.69 trading price of the unit on the valuation date, less the present value of the committed purchase price based on $10.00 per unit of the same instruments using Level 3 inputs, which include risk free interest rate, expected remaining life of the agreement and probability of acquisition.

The change in the fair value of the forward purchase agreement liability, measured using level 3 inputs, for the six months ended June 30, 2023 and 2022, is summarized as follows

Forward purchase agreement liability – level 3, at January 1, 2022	$1,726,908
Change in fair value	161,031
Forward purchase agreement liability – level 3, at March 31, 2022	$1,887,939
Change in fair value	(110,823)
Forward purchase agreement liability – level 3, at June 30, 2022	$1,777,116

Forward purchase agreement liability – level 3, at January 1, 2023	$285,567
Change in fair value	5,444
Forward purchase agreement liability – level 3, at March 31, 2023	$291,011
Change in fair value	(167,724)
Forward purchase agreement liability – level 3, at June 30, 2023	$123,287

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023:

Inputs	Private Placement Warrants	Forward Purchase Units

Exercise price	$11.50	$10.00
Volatility	6.9%	N/A
Expected term	5.81 years	0.81 year
Risk-free rate	3.98%	5.28%
Probability of acquisition	1.25%	1.25%
Dividend yield	0%	0%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022:

Inputs	Private Placement Warrants	Forward Purchase Units

Exercise price	$11.50	$10.00
Volatility	4.6%	N/A
Expected term	5.06 years	0.06 year
Risk-free rate	3.91%	4.04%
Probability of acquisition	7.5%	7.5%
Dividend yield	0%	0%

NOTE 9. STOCKHOLDER’S EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 57,500 Class A Common Stock issued and outstanding excluding 3,972,003 and 11,500,000 shares subject to redemption, respectively.

Class B Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one basis.

Public Rights

Each holder of a Public Right will be entitled to receive one-tenth (1/10) of one share of Class A Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon the exchange of the Public Rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A Common Stock will receive in the transaction on an as-converted into Class A Common Stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Based on this review, except the events below, the Company did not identify any subsequent events through the date of the issuance of the condensed consolidated financial statements that would have required disclosure or adjustment in the condensed consolidated financial statements:

On July 18, 2023, the Sponsor loaned $120,000 under the Extension Promissory Note (“July 2023 Note”) into the Company for the fourth Extension Period to move the liquidation date from July 21, 2023 to August 21, 2023. The July 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) December 15, 2023.

On July 3, 2023, Rana filed a claim for injunctive and declaratory relief, among other things, in the Court of Chancery of the State of Delaware, requesting that the Court invalidate the previously disclosed termination by the Company of that the Rana Business Combination Agreement dated September 9, 2022, by and among the Company, Rana, and certain other parties thereto, require specific performance by the Company of its obligations under the Rana Business Combination Agreement, deliver to Rana certain requested financial information, and in the alternative, provide monetary damages. The dispute arises out of whether the Company properly exercised its right to terminate the Agreement pursuant to Section 9.01(h) of the Agreement, which permits such termination if certain required financial statements (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered on or before the deadlines specified in the Agreement. The Company intends to defend this suit vigorously and believes that the claims asserted by Rana are without merit. However, there can be no assurance as to the ultimate outcome of this matter. As a result, this could affect the Company’s ability to consummate the initial business combination or another business combination in the future. As of to date, no amount of damage has been claimed by Rana and the first trial is estimated to occur in January 2024.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in this offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock, rights and/or warrants. Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes, and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed consolidated financial statements, as of June 30, 2023, we had an accumulated deficit of $6,820,782. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors. The Company or the Company’s Sponsor deposited $110,000 into the Company’s Trust Account during each of the months of April, May, June and July 2023 to extend the business combination date from April 21, 2023 to August 21, 2023.

Recent Developments

●	Business Combinations

Rana Business Combination Agreement and termination

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

On July 3, 2023, Rana filed a claim for injunctive and declaratory relief, among other things, in the Court of Chancery of the State of Delaware, requesting that the Court invalidate the previously disclosed termination by the Company of that the Rana Business Combination Agreement dated September 9, 2022, by and among the Company, Rana, and certain other parties thereto, require specific performance by the Company of its obligations under the Rana Business Combination Agreement, deliver to Rana certain requested financial information, and in the alternative, provide monetary damages. The dispute arises out of whether the Company properly exercised its right to terminate the Agreement pursuant to Section 9.01(h) of the Agreement, which permits such termination if certain required financial statements (together with an unqualified report therein of the auditors of Rana and its subsidiaries, if applicable) are not delivered on or before the deadlines specified in the Agreement. The Company intends to defend this suit vigorously and believes that the claims asserted by Rana are without merit. However, there can be no assurance as to the ultimate outcome of this matter. As a result, this could affect the Company’s ability to consummate the initial business combination or another business combination in the future. As of to date, no amount of damage has been claimed by Rana and the first trial is estimated to occur in January 2024.

Afinoz Business Combination Agreement

On September 11, 2022, the Company, announced that it, Fama Financial Services, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monisha Sahni, Rachna Suneja and Ritscapital, LLC (collectively the “Members”) and Monisha Sahni as representative of the Members (“Member Representative”), had entered into a business combination agreement (the “Afinoz Business Combination Agreement”), dated September 9, 2022, pursuant to which, among other things, Mobitech International LLC, a limited liability company organized in the United Arab Emirates (“Afinoz”) will become as a wholly-owned subsidiary of the Company. The Company shall pay a combination of Afinoz Cash Consideration and Afinoz Equity Consideration for the Company Membership Interests subject to adjustments for Working Capital and Debt, which adjustments shall be secured by an escrow amount equal to $700,000 (the “Afinoz Escrow Amount”). The Afinoz Cash Consideration means $5,000,000, and the Afinoz Equity Consideration means 11,500,000 shares of New Acquiror Class A Common Stock. The Afinoz Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. As of June 30, 2023, the Afinoz Business Combination has not been closed.

Extensions

On October 17, 2022, we extended the time by which we have to consummate a business combination by three months from October 21, 2022 to January 21, 2023. Furthermore, on January 20, 2023, we extended the time by which we have to consummate a business combination by three months from January 21, 2023 to April 21, 2023.

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). The Company or the Company’s Sponsor deposited $110,000 into the Company’s Trust Account during each of the months of April, May, June and July 2023 to extend the business combination date from April 21, 2023 to August 21, 2023.

●	Private placements

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $1,025 in its operating bank account, $42,583,196 investments held in its trust account, and a working capital deficit of approximately $3,745,949.

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

On April 20, 2023, the Company held a special meeting of stockholders in lieu of its 2023 annual meeting. At the special meeting, the Company’s shareholders approved an extension proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate its initial business combination for a maximum of twelve (12) additional month periods, from April 21, 2023 to April 21, 2024, or such earlier date as determined by its board of directors (the “Extended Date”). Pursuant to the Extension Amendment Proposal, the Sponsor has agreed to, or to cause a designee to, loan to the Company, pursuant to a promissory note (the “Extension Promissory Note”) an aggregate of $0.055 for each public share that is not redeemed, for each Extension Period (commencing on April 21, 2023, and on the 21st day of each subsequent month (or the next business day, if the 21st day of a calendar month falls on a day other than a business day)) that a loan is required from the Company, until the Extended Date.

On April 24, 2023, the Company entered into a $110,000 promissory note under the Extension Promissory Note with its Sponsor.

On May 4, 2023, certain stockholders exercised their redemption rights and demanded the Company to redeem 7,527,997 shares of their Class A common stock. The Company distributed a total payment of $78,939,613 based on a redemption price of $10.49 per share from its trust account to these stockholders.

On June 21, 2023, the Company entered into a $127,000 promissory note, of which $110,000 is under the Extension Promissory Note with its Sponsor.

On July 18, 2023, the Company entered into a $120,000 promissory note, of which $110,000 is under the Extension Promissory Note with its Sponsor.

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

Over this time period, we will be using the funds held outside of the trust account for paying existing accounts payable and accrued liabilities, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the initial business combination. In addition, the Company or the Company’s Sponsor or its designees will deposit monthly deposits of $110,000 into the Company’s trust accounts in order to extend the liquidation date on a monthly basis until April 21, 2024. We believe we may need to raise additional funds in order to meet the expenditures required for operating the business. Furthermore, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Additionally, the Company has until April 21, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

De-SPAC Service Agreement

On December 12, 2022, the Company entered a service agreement, effective January 15, 2023, with a third-party de-SPAC service provider. Pursuant to the agreement, the service provider will provide investor relation services to the Company for an initial 12-month period. The service provider will receive compensation of $90,000 from the Company for its services covering the initial 12-month period. In addition, the service provider will receive $22,500 worth of shares in the de-SPAC company quarterly, with the value accruing from the effective date of the service agreement. Since the award of the $22,500 worth of share is an instrument that embodies an obligation that the Company must settle by issuing a variable number of its equity shares based on a fixed value known at inception, the instrument is classified as a liability. As of June 30, 2023, the Company accrued $45,000 worth of shares under the accounts payable and accrued liabilities.

Employment Offer Letters

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Marketing Officer of FEXD (the “CMO Offer Letter”). Pursuant to the CMO Offer Letter, the individual will become the Chief Marketing Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Afinoz and shareholder approval. Upon effectiveness, the Chief Marketing Officer will receive an annual salary of $400,000, up to $150,000 in performance bonuses with $15,000 guaranteed, $200,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits. Because the business combination has not been closed, the CMO Offer Letter has not come into effect as of June 30, 2023. On August 13, 2023, the Company terminated the CMO Offer Letter.

On February 16, 2023, the Company entered into a consulting agreement with the previous Chief Marketing Officer for marketing service of $5,000 per month. During the year, the Company has paid $15,000 for the marketing consulting services. The agreement terminated as of June 30, 2023.

On December 20, 2022, the Company entered into a conditional offer letter with an individual for the position of Chief Executive Officer of Fama Financial Services (the “CEO Offer Letter”). Pursuant to the CEO Offer Letter, the individual will become the Chief Executive Officer of FEXD on June 1, 2023. The appointment is contingent upon the consummation of the business combination among FEXD, Afinoz and shareholder approval. Upon effectiveness, the Chief Executive Officer will receive an annual salary of $500,000, a minimum cash bonus of 30 percent of the annual salary year one, 20% percent on year two and 15% from year three onwards (subject to an objective based target bonus of up to 200% of prevailing salary which will be split equally with stocks vested over a period of three years and cash), $50,000 in FEXD stock vesting over three years with a 12-month cliff and standard benefits. Because the business combination has not been closed, the CEO Offer Letter has not come into effect as of June 30, 2023. On August 13, 2023, the Company terminated the CEO Offer Letter.

Registration Rights

The holders of shares Class B Common Stock, Private Placement Warrants (and underlying securities), and any securities issued in payment of working capital loans made to the Company will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of Initial Public Offering. The majority of these securities holders are entitled to make up to two demands that the Company registers such securities.

Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Common Stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/ or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

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

On August 2, 2022, a company owned by a director of our potential business combination target, issued an unsecured promissory note (“August 2022 Note”), pursuant to which the Company borrowed a principal amount of $200,000 with an interest rate of 9% per annum. The August 2022 Note matured on February 2, 2023. The balance due to the lender as of the maturity date of February 3, 2023 was $209,235, representing the unpaid principal and accrued interest under the August 2022 Note. The Company failed to pay the principal amount and accrued interest within five business days of the maturity date. Therefore, the Company is required to pay default interest at a rate of 20% per annum. On May 3, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with HRT North America Ltd, LLC (“HRT”), the lender of the August 2022 Note whereby the Company agreed to settle: i) the unpaid principal and accrued interest in the total amount of $209,235 as of the February 3, 2023 maturity date; ii) default interest of $10,794; and iii) $38,185 of costs, expenses and attorney’s fees that were incurred by HRT for filing a litigation against the Company to request for payment through legal proceeding. On May 4, 2023, the Company paid a total of $258,214 (the “Payment”) based on the settlement amount agreed with HRT in the Settlement Agreement. The Company and HRT agreed that, upon execution of this Settlement Agreement and upon receipt by HRT of the Payment, the August 2022 Note will be terminated and extinguished. On May 3, 2023, the two parties filed a stipulation discontinuing the litigation with prejudice.

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

On January 20, 2023, the Sponsor issued an unsecured promissory note (“January 2023 Note”), pursuant to which the Company borrowed principal amount of $200,000. The January 2023 Note is non-interest bearing and matures on July 15, 2023. The events of default related to the January 2023 Note include failure to make required payments, voluntary bankruptcy and involuntary bankruptcy. Upon the occurrence of an event of default, the January 2023 Note shall become immediately payable. On July 14, 2023, the Company entered into an amendment agreement with the Sponsor to renew the outstanding balance of $200,000 to a new maturity date. Pursuant to the amendment agreement, the outstanding balance of the January 2023 Note will be payable on the earlier of: (i) the consummation of the initial business combination and (ii) January 15, 2024. The amended promissory note also added a new interest clause, which stipulates that an 8% interest per annum shall be accrued on the unpaid principal balance of the January 2023 Note from July 14, 2023.

On April 24, 2023, the Sponsor loaned $110,000 under the Extension Promissory Note (“April 2023 Note”) to the Company for the first Extension Period to move the liquidation date from April 21, 2023 to May 21, 2023. The April 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) October 15, 2023.

On June 21, 2023, the Sponsor loaned $127,000, of which $17,000 is related to the Working Capital Loan and $110,000 is under the Extension Promissory Note (“June 2023 Note”), to the Company for the third Extension Period to move the liquidation date from June 21, 2023 to July 21, 2023. The June 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company initial business combination and (ii) November 15, 2023.

On July 18, 2023, the Sponsor loaned $120,000, of which $10,000 is related to the Working Capital Loan and $110,000 is under the Extension Promissory Note (“July 2023 Note”), to the Company for the third Extension Period to move the liquidation date from July 21, 2023 to August 21, 2023. The July 2023 Note bears an interest of 8% per annum and it is payable on the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) December 15, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three-month period ended June 30, 2023, we had net loss of $577,758, which consisted of $239,005 non-operating income resulting from the change in fair value of warrant derivative liabilities, $167,724 non-operating income resulting from the change in fair value of forward purchase agreement and $871,211 interest income generated from the investments held in the trust account. These other incomes are offset by $1,667,031 in general and administrative expenses, $16,212 interest expense, and $172,455 income tax expense.

For the six-month period ended June 30, 2023, we had net income of $114,768, which consisted of $551,513 non-operating income resulting from the change in fair value of warrant derivative liabilities, $162,280 non-operating income resulting from the change in fair value of forward purchase agreement and $2,140,337 interest income generated from the investments held in the trust account. These other incomes are offset by $2,283,771 in general and administrative expenses, $27,120 interest expense, and $428,471 income tax expense.

For the three-month period ended June 30, 2022, we had net income of $819,950, which consisted of $876,323 non-operating income resulting from the change in fair value of derivative liabilities, $110,823 non-operating income resulting from the change in fair value of forward purchase agreement and $156,845 interest income generated from the cash held in the trust account. These other incomes are offset by $324,041 in general and administrative expenses.

For the six-month period ended June 30, 2022, we had net income of $2,173,412, which consisted of $2,585,063 non-operating income resulting from the change in fair value of derivative liabilities and $168,541 interest income generated from the cash held in the trust account. These other incomes are offset by $529,984 in general and administrative expenses, $50,208 non-operating loss resulting from the change in fair value of forward purchase agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective during the period covered by this report due to several material weaknesses in internal control over financial reporting we identified during the fiscal year ended December 31, 2022. These material weaknesses remain un-remediated as of June 30, 2023, which include: (i) lack of proper segregation of duties due to the Chief Executive Officer’s ability to approve invoices and prepare and approve payments; (ii) lack of review controls over financial reporting, including formal accounting policies, procedures and controls over significant financial statement accounts and disclosures, including related party transaction disclosures, to achieve complete, accurate and timely financial accounting, reporting and disclosures; (iii) lack of review controls over related party transactions, which resulted in certain related party agreements not being approved by the board of directors; and (iv) ineffective oversight on the part of our audit committee.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2023, HRT North America Ltd, LLC (“HRT”) filed a motion for summary judgment in lieu of complaint with the Supreme Court of the state of New York, County of New York for the unpaid principal and accrued interest of a promissory note executed by the Company on August 2, 2022 (the “August 2022 Note”). On May 3, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with HRT whereby the Company agreed to settle: i) the unpaid principal and accrued interest in the total amount of $209,235 as of the February 3, 2023 maturity date; ii) default interest of $10,794; and iii) $38,185 of costs, expenses and attorney’s fees that were incurred by HRT for filing a litigation against the Company to request for payment through legal proceeding. On May 4, 2023, the Company paid a total of $258,214 (the “Payment”) based on the settlement amount agreed with HRT in the Settlement Agreement. The Company and HRT agreed that, upon execution of this Settlement Agreement and upon receipt by HRT of the Payment, the August 2022 Note will be terminated and extinguished. On May 3, 2023, the two parties filed a stipulation discontinuing the litigation with prejudice.

On July 3, 2023, Rana Financial, Inc. (“Rana”) filed a Verified Complaint against the Company in the Delaware Court of Chancery. In the action, Rana seeks specific performance and damages relating to a September 9, 2022 Business Combination Agreement (“BCA”) between FEXD and Rana (and certain related entities), which was terminated by FEXD. On July 26, 2023, FEXD filed an Answer, Defenses and Verified Counterclaims against Rana, seeking an order that FEXD lawfully terminated the BCA and is entitled to damages for Rana’s breach of contract. The trial on liability and specific performance is currently scheduled for January 4-5, 2024.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

FINTECH ECOSYSTEM DEVELOPMENT CORP.

Date: August 15, 2023	By:	/s/ Jenny Junkeer
	Name:	Jenny Junkeer
	Title:	Chief Financial Officer and Duly Authorized Officer